Form 10QSB
period 1996-06-30
LEASING EDGE CORP
filed 1996-08-15
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10Q-SB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    JUNE 30, 1996 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

Commission File No. 0-18303
- -----------------------------------------------------------------

                            LEASING EDGE CORPORATION
_________________________________________________________________
             (Exact name of registrant as specified in its charter)

    Delaware                                No. 11-2990598
- --------------------------------------    -----------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

    6540 S. Pecos Road, Las Vegas, Nevada      89120
- --------------------------------------------   ------------------
(Address of principal executive offices)        (Zip Code)

    (702) 454-7900
- --------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
July 31, 1996:  3,756,319 common shares.

Traditional Small Business Disclosure Format (Check one): Yes [ ];
No [X]































               LEASING EDGE CORPORATION AND SUBSIDIARIES

                          INDEX TO FORM 10-QSB

                                                                 PAGE

- ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1996 (Unaudited)
  and December  31, 1995                                          3

Consolidated Statements of Operations - for the three
  and six months ended June 30, 1996 and 1995  (Unaudited)        5

Consolidated Statements of Cash Flows - for the three and
  and six months ended June 30, 1996 and 1995 (Unaudited)         6

Notes to Consolidated Financial Statements (Unaudited)            8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations           11


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                         16

         (a)   Exhibits
         (b)   Reports on Form 8-K



















PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1. FINANCIAL STATEMENTS

               LEASING EDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1996           1995
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   112,067    $   209,084
  Receivables - net of allowance
    for doubtful accounts of $95,322
    and $12,000                           1,156,064        434,321
  Notes receivable - employees              167,371        148,750
  Inventory, net                            666,255      1,336,747
  Leased assets:
    Operating leases                     21,018,767     21,026,590
    Sales-type and direct financing       2,619,466      3,165,539
  Furniture and equipment - net of
    accumulated depreciation of
    $284,439 and $266,478                   163,029        148,366
  Other assets                              652,877        413,847
  Goodwill, net of accumulated
    amortization of $66,006 and
    $50,235                                 386,110        401,881
                                         ----------     ----------
TOTAL ASSETS                            $26,942,006    $27,285,125
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)













               LEASING EDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                          June 30,     December 31,
                                            1996           1995
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 1,379,303    $ 1,576,165
  Accrued liabilities                       424,395        311,734
  Notes payable and lines of credit       3,441,064      3,236,954
  Nonrecourse and recourse discounted
    lease rentals                        15,520,896     16,260,002
  Other liabilities                          58,751         25,344
                                         ----------     ----------
    TOTAL LIABILITIES                    20,824,409     21,410,199
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    10,000,000 shares authorized,
    3,759,319 and 3,132,319 shares
    issued and 3,756,319 and 3,129,319
    shares outstanding at June 30, 1996
    and December 31, 1995, respectively      37,594         31,324
  Additional paid-in capital              9,910,121      9,526,259
  Accumulated deficit                    (3,795,408)    (3,647,947)
                                         ----------     ----------
                                          6,154,597      5,911,926
  Common stock held in treasury, at
    cost; 3,000 shares                      (12,000)       (12,000)
  Note receivable from stockholder          (25,000)       (25,000)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            6,117,597      5,874,926
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $26,942,006    $27,285,125
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


               LEASING EDGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended        Six Months Ended
                         ----------------------   ----------------------
                          June 30,    June 30,     June 30,    June 30,
                            1996        1995         1996        1995
                         ----------  ----------   ----------  ----------
Revenues:
  Operating leases       $2,490,734  $2,631,099   $5,081,948  $5,343,265
  Sales-type leases         347,949     338,838      397,001     430,569
  Direct finance leases      12,417      20,150       24,503      38,230
  Direct sales and other    328,649     182,810      889,106     679,769
                          ---------   ---------    ---------   ---------
Total revenues from
  leasing operations      3,179,749   3,172,897    6,392,558   6,491,833
Distribution sales        1,484,210   1,262,704    3,047,743   2,863,257
                          ---------   ---------    ---------
- ---------Total revenues             4,663,959   4,435,601    9,440,301
 9,355,090
                          ---------   ---------    ---------
- ---------Costs and expenses:
  Operating leases        1,749,313   1,901,287    3,562,021   3,728,219
  Sales-type leases         210,761     213,341      210,761     213,341
  Interest expense          310,002     329,960      648,512     830,460
  Direct sales              399,800     196,520      782,000     612,655
                          ---------   ---------    ---------
- ---------Total costs from
  leasing operations      2,669,876   2,641,108    5,203,294   5,384,675
Distribution cost of
  sales                   1,297,807   1,069,447    2,660,437   2,445,923
Selling, general and
  administrative expenses   849,251     508,716    1,549,626   1,143,846
Interest expense             90,422      57,649      174,405      93,648
                          ---------   ---------    ---------
- ---------Total costs and expenses  4,907,356   4,276,920     9,587,762
 9,068,092
                          ---------   ---------    ---------
- ---------Income (loss) before
  income taxes             (243,397)    158,681     (147,461)    286,998
Provision for income
  taxes                        -         63,472         -        114,798
                          ---------   ---------    ---------
- ---------Net income (loss)         $ (243,397) $   95,209   $ (147,461)
$  172,200
                          =========   =========    =========   =========
Earnings per common
  share                  $    (0.09) $     0.01   $    (0.07) $     0.02
                          =========   =========    =========   =========
Weighted average common
  shares outstanding      3,508,967   2,923,677    3,319,143   2,697,011
                          =========   =========    =========   =========

The accompanying notes are integral part of these consolidated financial statements.


               LEASING EDGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            1996          1995
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                   $   (147,461)  $   172,200
    Adjustments to reconcile net
      income (loss) to cash provided
      by operating activities:
        Depreciation and amortization      3,595,754     3,806,379
        Deferred income taxes                  -           114,798
        Change in assets and liabilities
          due to operating activities:
          (Increase) decrease in
            accounts receivable             (740,364)      373,173
          (Increase) decrease in
            inventory                        513,787       (98,211)
          Decrease in accounts payable      (196,862)     (821,969)
          (Decrease) increase in
            accrued liabilities              112,661      (705,771)
          All other operating activities    (128,801)     (187,455)
                                         -----------    ----------
    Total adjustments                      3,156,175     2,480,944
                                         -----------    ----------
  Net cash provided by operating
    activities                             3,008,714     2,653,144
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                  558,802       972,140
  Purchases of inventory for lease        (3,943,295)   (2,815,725)
  Purchases of furniture and equipment       (32,625)       (3,843)
  Additions to net investment in
    sales-type and direct finance leases    (336,119)     (288,000)
  Sales-type and direct financing
    lease rentals received                   869,192     1,332,444
                                         -----------    ----------
  Net cash used in investing activities   (2,884,045)     (802,984)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)
               LEASING EDGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            1996          1995
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals      4,508,090     2,651,650
  Payments on nonrecourse and recourse
    discounted lease rentals              (5,247,196)   (5,914,010)
  Proceeds from notes payable                485,157     1,330,163
  Payments on notes payable                 (281,047)     (442,866)
  Proceeds from exercise of stock
    options                                   37,125          -
  Proceeds from sale of stock                467,515       445,534
  Deferred equity transaction costs          (76,822)     (141,134)
  Preferred stock dividends paid            (114,508)     (115,008)
                                         -----------    ----------
Net cash used in financing activities       (221,686)   (2,185,671)
                                         -----------    ----------
Net decrease in cash                         (97,017)     (335,511)
Cash at beginning of period                  209,084       479,118
                                         -----------    ----------
Cash at end of period                   $    112,067   $   143,067
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $    799,253   $   892,786
                                         ===========    ==========
    Income taxes                        $      5,061   $     7,750
                                         ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.









                        LEASING EDGE CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Leasing Edge Corporation (formerly, TJ Systems Corporation) and its wholly owned subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current period presentation.

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three and
six months ended June 30, 1996 and 1995 and its cash flows.   It is
suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. The operating results and cash flows for the three and six months ended June 30, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.



Note 2.  Earnings Per Share

Earnings per common and common equivalent share are computed based on the weighted average number of common and common equivalent shares outstanding during the three and six month periods ending June 30, 1996. Dilutive stock options included in the number of common and common equivalent shares are based on the treasury stock method.



Note 3.  Revolving Line of Credit

On July 11, 1995, the Company entered into a Revolving Line of Credit Agreement (the "Agreement") with Bank of America Nevada. Borrowings under the Agreement, as amended, are limited to the lesser of $2.5 million ($2.7 million through May 10, 1996); sixty percent (60%) of the Company's Equity Position in approved leases, as defined; or twenty-five percent (25%) of the residual value of leased equipment, as defined. Borrowings under the Agreement bear interest at the Bank's prime rate plus two percentage (2.0%) points, are collateralized by certain personal property of the Company and require the Company to pay an unused commitment fee equal to one-half of one percent of the unused portion of the line, calculated on a weighted-average basis. Restrictive covenants under the Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $6.5 million; a consolidated ratio of total liabilities, as defined, to tangible net worth of no greater than 1.0:1.0; and a restriction on the payment of cash dividends on shares of the Company's common stock. The Agreement, as amended, expires on August 31, 1996. At June 30, 1996, the Company did not meet the consolidated tangible net worth covenant. Bank of America has granted the Company a waiver of this covenant through August 31, 1996 (the expiration date of the Agreement).

At August 31, 1996, the Company had outstanding borrowings under the Agreement of $2.5 million and the interest rate with respect to the Agreement was 10.25 percent. Average and maximum borrowings under the revolving line of credit during 1996 were $2.6 million and $2.7 million, respectively, and the weighted average interest rate was 10.26 percent.

In January 1995, PMCPI entered into a revolving credit agreement (the "Merrill Line") with Merrill Lynch Financial Services, Inc. Borrowings under the Merrill Line are limited to the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts receivable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company and expires August 31, 1996.

At June 30, 1996, PMCPI had outstanding borrowings under the Merrill Line of $429,438 and the interest rate with respect to the line was 9.25 percent. Average borrowings outstanding under the revolving credit agreement during 1996 were approximately $375,000 and the weighted average interest rate was approximately 9.30 percent. Maximum borrowings outstanding under the revolving credit agreement during 1996 were $429,438.

In November 1995, the Company entered into a letter agreement with Union Chelsea National Bank (UCNB) whereby UCNB agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by UCNB (ie., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to UCNB). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.25%. At June 30, 1996, the Company had outstanding term notes and available credit under the Equity Line of $234,105 and $15,895, respectively. In a separate transaction, UCNB advanced the Company $200,000 to fund the Company's equity investment in a $2.2 million lease transaction. The $200,000 advance was issued under the same terms as borrowings under the Equity Line. UCNB and the Company have agreed that this advance will be included under an amended Equity Line which the parties are currently negotiating.
















































Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION


Overview

     The Company was originally founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995, changed its name to Leasing Edge Corporation. Unless the context otherwise requires, the term the "Company" as used herein refers to Leasing Edge Corporation and Pacific Mountain Computer Products, Inc.

     Leasing Edge Corporation (the "Company") buys, sells, leases and remarkets a wide variety of information processing and communication equipment, including midrange computers, telecommunications systems, peripherals, point-of-sale systems, local area networks and select high technology and other capital equipment produced by a variety of manufacturers, such as IBM, Unisys, AT&T, Sun Microsystems, DEC and Tandem. The Company's customers are primarily large corporations that meet the Company's high credit standards and that possess significant and continuing information processing and telecommunications needs.

     Through its wholly-owned subsidiary, Pacific Mountain Computer Products, Inc. ("Pacific Mountain"), the Company is an authorized distributor of IBM and other manufacturer's terminal, controller, printer and protocol converter products. Pacific Mountain's main business is sales of those products to retail customers and wholesalers. The Company also leases such products to customers who desire to lease by acquiring the products at favorable discounts facilitated by its relationship with Pacific Mountain.

Six Months Ended June 30, 1996 Compared to Six Months Ended June
30, 1995

Revenues

     Total revenues from leasing operations decreased $99,275, or 1.5%, during the first six months of 1996 compared to the prior year period due primarily to a decrease in revenue from the portfolio base of operating leases of $261,317, or 4.9%, partially offset by an increase in direct sales revenues of $209,337, or 30.8%. The decrease in operating lease revenue resulted from the expiration of certain month to month leases which were not replaced with new lease transactions.


     Distribution sales increased 6.4%, to $3,047,743 for the 1996 period as compared to $2,863,257 for 1995. The increase in distribution sales resulted from increased unit sales due to the addition of certain new products.



Costs and Expenses

     Total costs from leasing operations as a percentage of leasing revenue was 81.4% for the six months ended June 30, 1996, compared with 82.9% for the prior year period. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased $82,106, or 7.4%. The decrease in leasing costs is primarily due to a decrease in interest expense on recourse and non-recourse indebtedness between periods of $181,948, or 21.9%. This decrease results from the use of the effective interest method to record interest expense on such indebtedness. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) improved to 18.6% from 17.1% due to the foregoing.

     Leasing costs associated with the portfolio base of operating leases decreased $166,198, or 4.5%. Gross profit on operating leases decreased by $95,119 to 29.9% from 30.2%. The decrease in gross profit is due primarily to the expiration of certain month-to-month leases. Such leases generally have a higher profit margin than other operating leases since the equipment has often already been depreciated to zero.

     Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buyout options treated as sales) increased $169,345, or 27.6% but decreased as a percentage of related revenue to 88.0% from 90.1%. The decrease in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1996 as compared to 1995.

     Distribution cost of sales of $2,660,437 relates to distribution sales of Pacific Mountain and represent a $214,514, or 8.8%, increase over the prior year period. Gross margin on distribution sales decreased to 12.7% in 1996 from 14.6% in 1995 due to a decrease in comparative sales volume of certain higher margin products.

     Selling, general and administrative expenses increased $405,780 in the 1996 period compared to the prior year period due primarily to the write-off of a lease receivable from a new customer who subsequently declared bankruptcy and to increased staffing levels.

     Interest expense on non-lease related indebtedness increased
$80,757, or 86.2% due to higher average debt levels partially offset by slightly lower interest rates.


Three Months Ended June 30, 1996 Compared to Three Months Ended
June 30, 1995

Revenues

     Total revenues from leasing operations increased $6,852, or 0.2%, in the second quarter of 1996 compared to the prior year quarter due primarily to an increase in direct sales revenues of $145,839, or 79.8%, partially offset by a decrease in revenue from the portfolio base of operating leases of $140,365, or 5.3%. The decrease in operating lease revenue resulted from the expiration of certain month to month leases which were not replaced with new lease transactions.

     Distribution sales increased to $1,484,210 from $1,262,704 due to increased unit sales.

Costs and Expenses

     Total costs from leasing operations as a percentage of leasing revenue increased to 84.0% for the quarter ended June 30, 1996, as compared with 83.2% for the prior year quarter. Gross profit from leasing operations decreased $21,916, or 4.1%, due primarily to an increase in direct cost of sales of $203,280, partially offset by decreases in operating lease potfolio costs and portfolio interest expense of $151,974 and $19,958, respectively. Gross margin from leasing operations decreased slightly, to 16.0% from the prior year's 16.8% due to the foregoing.

     Leasing costs associated with the portfolio base of operating leases decreased $151,974, or 8.0%. Gross profit on operating leases increased by $11,609 to 29.8% from 27.7%. Direct sales costs increased $203,280, or 103.44%, and increased as a percentage of related revenue to 121.6% from 107.5%. The increase in costs as a percentage of revenue was due primarily to the early termination of certain leases with an existing customer in exchange for new leases on the replacement equipment. Although the Company recorded a loss of approximately $33,000 upon the sale of the old equipment, such loss was factored into the lease payments related to the new equipment and will be recovered over the term of the leases.

     Distribution cost of sales of $1,297,807 relates to distribution sales of Pacific Mountain and represent a $228,360, or 21.4%, increase over the prior year quarter. Gross margin on distribution sales decreased to 12.6% in 1996 from 15.3% in 1995 due to a decrease in comparative sales volume of certain higher margin products.

     Selling, general and administrative expenses increased $340,535 in the 1996 period compared to the prior year period due primarily to the write-off of a lease receivable from a new customer who subsequently declared bankruptcy and to increased staffing levels.

     Interest expense on non-lease related indebtedness increased
$32,773, or 56.8%, due to higher average debt levels partially offset by slightly lower interest rates.

     The 1996 consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At June 30, 1996, the Company had unexpired net operating loss carryforwards of approximately $4,100,000 which can be utilized to offset future taxable income, if any.

Net Earnings

     As a result of the foregoing the Company recorded a net loss for the three and six month periods ending June 30, 1996 of $243,397 and $147,461,respectively, as compared to net income of $95,209 and $172,200 for the corresponding 1995 periods.


                 Liquidity and Capital Resources

     Since equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease.
Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. At June 30, 1996, the Company had approximately $198,524 in cash and in availability under its bank lines.

     At the inception of each lease, the Company establishes the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term.
The Company's cash flow depends to a great extent on its ability to realize the residual value of leased equipment after the initial term of its leases with its customers. Historically, the Company has realized its recorded investment in residual values through (i) renegotiation of the lease during its term to add or modify equipment; (ii) renewal or extension of the original lease; (iii) leasing equipment to a new user after the initial lease term; or,
(iv) sale of the equipment. Each of these alternatives impacts the timing of the Company's cash realization of such recorded residual values. Equipment may be returned to the Company at the end of an initial or extended lease term when it may not be possible for the Company to resell or re-lease the equipment on favorable terms. Developments in the high technology equipment market tend to occur at rapid rates, adding to the risk of obsolescence and shortened product life cycles which could affect the Company's ability to realize the residual value of such equipment. In addition, if the lessee defaults on a lease, the financial institution that provided nonrecourse financing may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. If the residual value in any equipment cannot be realized after the initial lease term, the recorded investment in the equipment must be written down, resulting in lower cash flow and reduced earnings. There can be no assurance that the Company will not experience material residual value or inventory write-downs in the future.

     The Company intends to continue to retain residual ownership of all the equipment it leases. As of June 30, 1996 the Company had a total net investment in lease transactions of $23.6 million compared to $24.2 million as of December 31, 1995. The estimated residual value of the Company's portfolio of leases expiring between July 1, 1996 and December 31, 2001 totals $10,730,400, although there can be no assurance that the Company will be able to realize such residual value in the future. As of June 30, 1996, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:

          Year ending December 31,
          ------------------------
               1996                          $ 2,440,900
               1997                            3,933,100
               1998                            1,883,900
               1999                              515,500
               2000                            1,492,000
               2001                              465,000
                                              ----------

                    Total                    $10,730,400
                                              ==========

     Leased equipment expenditures of $4,279,414 for the six months ended June 30, 1996 were financed through the discounting of $4,508,090 of noncancelable lease rentals to various financial institutions.

     The Company believes that inflation has not been a significant factor in its business.

     Based on the Company's anticipated residual value realization and distribution sales, management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Management further believes that its existing credit lines will be renewed as they come due.






PART II - OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11        Statement re Computation of Per Share
                         Earnings.

          (b)  Reports on Form 8-K
               None.


                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEASING EDGE CORPORATION
                                   (Registrant)


Date:     August 12, 1996          /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     August 12, 1996          /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)





















ITEM 6
- ------
EXHIBIT 11
- ----------
             LEASING EDGE CORPORATION AND SUBSIDIARIES
               STATEMENT RE COMPUTATION OF PER SHARE
                        EARNINGS - PRIMARY

                                           Three Months Ended
                                        -------------------------
                                         June 30,       June 30,
                                           1996           1995
                                        ----------     ----------
Shares outstanding at beginning
  of period                              3,129,319      2,703,420

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 258,754         54,781

Effect of issuance of common stock         379,648        165,476
                                        ----------     ----------
Weighted average shares outstanding      3,767,721      2,923,677
Less: anti-dilutive common stock
  equivalents                             (258,754)         -
                                        ----------
- ---------Weighted average shares - primary         3,508,967
 2,923,677
                                        ==========      =========

Net income (loss)                         (243,397)        95,209
Preferred stock dividends                  (57,254)       (57,504)
                                        ----------
- ----------Net earnings available to
  common shareholders                     (300,651)        37,705
                                        ==========     ==========
Primary earnings per common
  share                                      (0.09)          0.01
                                        ==========     ==========

Fully diluted earnings per share is not presented because the effect of such calculation is anti-dlutive.

                                                       (Continued)



ITEM 6
- ------
EXHIBIT 11
- ----------
             LEASING EDGE CORPORATION AND SUBSIDIARIES
               STATEMENT RE COMPUTATION OF PER SHARE
                  EARNINGS - PRIMARY (Continued)

                                            Six Months Ended
                                        -------------------------
                                         June 30,       June 30,
                                           1996           1995
                                        ----------     ----------
Shares outstanding at beginning
  of period                              3,129,319      1,903,421

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 234,298         55,700

Effect of issuance of common stock         189,824        737,890
                                        ----------     ----------
Weighted average shares outstanding      3,553,441      2,697,011
Less: anti-dilutive common stock
  equivalents                             (234,298)         -
                                        ----------
- ---------Weighted average shares - primary         3,319,143
 2,697,011
                                        ==========      =========

Net income (loss)                         (147,461)       172,200
Preferred stock dividends                 (114,508)      (115,008)
                                        ----------
- ----------Net earnings available to
  common shareholders                     (261,969)        57,192
                                        ==========     ==========
Primary earnings per common
  share                                      (0.07)          0.02
                                        ==========     ==========

Fully diluted earnings per share is not presented because the effect of such calculation is anti-dlutive.