Form 10QSB
period 1996-09-30
LEASING EDGE CORP
filed 1996-11-15
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    SEPTEMBER 30, 1996 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

Commission File No. 0-18303
-----------------------------------------------------------------

                            LEASING EDGE CORPORATION
_________________________________________________________________
             (Exact name of registrant as specified in its charter)

    Delaware                                No. 11-2990598
--------------------------------------    -----------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

    6540 S. Pecos Road, Las Vegas, Nevada      89120
--------------------------------------------   ------------------
(Address of principal executive offices)        (Zip Code)

    (702) 454-7900
--------------------------------------------------
(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
October 31, 1996:  4,012,686 common shares.

Traditional Small Business Disclosure Format (Check one): Yes [ ];
No [X]






               LEASING EDGE CORPORATION AND SUBSIDIARIES

                          INDEX TO FORM 10-QSB

                                                                  PAGE
                                                                 ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets - September 30, 1996
            (Unaudited) and December 31, 1995                     3

          Consolidated Statements of Operations -
            for the three and nine months ended
            September 30 1996 and 1995  (Unaudited)               5

          Consolidated Statements of Cash Flows -
            for the nine months ended September 30, 1996
            and 1995 (Unaudited)                                  6

          Notes to Consolidated Financial Statements
            (Unaudited)                                           8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition or Plan of Operations      11


PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K              16

                 (a)   Exhibits
                 (b)   Reports on Form 8-K


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

               LEASING EDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                        September 30,  December 31,
                                            1996           1995
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   113,081    $   209,084
  Receivables - net of allowance
    for doubtful accounts of $95,322
    and $12,000                             869,116        434,321
  Notes receivable - employees              170,154        148,750
  Inventory, net                          1,126,784      1,336,747
  Leased assets:
    Operating leases                     18,805,016     21,026,590
    Sales-type and direct financing       5,177,092      3,165,539
  Furniture and equipment - net of
    accumulated depreciation of
    $296,545 and $266,478                   159,980        148,366
  Other assets                              618,620        413,847
  Goodwill, net of accumulated
    amortization of $73,541 and
    $50,235                                 378,575        401,881
                                         ----------     ----------
TOTAL ASSETS                            $27,418,418    $27,285,125
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (continued)

               LEASING EDGE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                        September 30,  December 31,
                                            1996           1995
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $   986,878    $ 1,576,165
  Accrued liabilities                       412,750        311,734
  Notes payable and lines of credit       3,579,479      3,236,954
  Nonrecourse and recourse discounted
    lease rentals                        16,068,062     16,260,002
  Other liabilities                          62,275         25,344
                                         ----------     ----------
    TOTAL LIABILITIES                    21,109,444     21,410,199
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    12,500,000 shares authorized,
    3,786,811 and 3,132,319 shares issued
    and 3,783,811 and 3,129,319 shares
    outstanding at September 30, 1996
    and December 31, 1995, respectively      37,869         31,324
  Additional paid-in capital              9,852,592      9,526,259
  Accumulated deficit                    (3,546,777)    (3,647,947)
                                         ----------     ----------
                                          6,345,974      5,911,926
  Common stock held in treasury, at
    cost; 3,000 shares                      (12,000)       (12,000)
  Note receivable from stockholder          (25,000)       (25,000)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            6,308,974      5,874,926
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $27,418,418    $27,285,125
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


               LEASING EDGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended       Nine Months Ended
                         ----------------------   ----------------------
                         Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                            1996        1995         1996        1995
                         ----------  ----------   ----------  ----------
Revenues:
  Operating leases       $2,393,681  $2,535,646   $7,475,629  $7,878,911
  Sales-type leases       2,452,332      17,168    2,849,333     447,737
  Direct finance leases      43,754      14,521       68,257      52,751
  Direct sales and other    372,843     852,501    1,261,949   1,532,270
                          ---------   ---------    ---------   ---------
Total revenues from
  leasing operations      5,262,610   3,419,836   11,655,168   9,911,669
Distribution sales        1,299,348   1,537,706    4,347,091   4,400,963
                          ---------   ---------   ----------
----------Total revenues            6,561,958   4,957,542   16,002,259
14,312,632
                          ---------   ---------   ----------
----------Costs and expenses:
  Operating leases        1,670,252   1,582,900    5,232,273   5,311,119
  Sales-type leases       1,890,665       -        2,101,426     213,341
  Interest expense          356,184     321,318    1,004,696   1,151,778
  Direct sales              383,262     808,952    1,165,262   1,421,607
                          ---------   ---------    ---------
---------Total costs from
  leasing operations      4,300,363   2,713,170    9,503,657   8,097,845
Distribution cost of
  sales                   1,101,683   1,335,492    3,762,120   3,781,415
Selling, general and
  administrative expenses   808,530     554,298    2,358,156   1,698,144
Interest expense            102,751      94,474      277,156     188,122
                          ---------   ---------    ---------
---------Total costs and expenses  6,313,327   4,697,434    15,901,089
13,765,526
                          ---------   ---------    ---------
---------Income before
  income taxes              248,631     260,108      101,170     547,106
Provision for income
  taxes                        -         88,783         -        203,581
                          ---------   ---------    ---------
---------Net income                $  248,631  $  171,325   $  101,170
$  343,525
                          =========   =========    =========   =========
Earnings per common
  share                  $     0.05  $     0.04   $    (0.02) $     0.06
                          =========   =========    =========   =========
Weighted average common
  shares outstanding      4,009,807   3,136,750    3,710,361   2,844,391
                          =========   =========    =========   =========

The accompanying notes are integral part of these consolidated financial statements.

               LEASING EDGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                            Nine Months Ended
                                        --------------------------
                                         Sept. 30,     Sept. 30,
                                            1996          1995
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                          $    101,170   $   343,525
    Adjustments to reconcile net
      income to cash provided
      by operating activities:
        Depreciation and amortization      5,285,647     5,761,458
        Deferred income taxes                  -           186,868
        Change in assets and liabilities
          due to operating activities:
          (Increase) decrease in
            accounts receivable             (456,199)      121,423
          (Increase) decrease in
            inventory                        461,837      (490,680)
          (Decrease) increase in
            accounts payable                (589,287)      136,175
          (Decrease) increase in
            accrued liabilities              101,016      (870,768)
          All other operating activities    (104,620)     (286,885)
                                         -----------    ----------
    Total adjustments                      4,698,394     4,557,591
                                         -----------    ----------
  Net cash provided by operating
    activities                             4,799,564     4,901,116
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                2,047,679     1,047,065
  Purchases of inventory for lease        (4,326,793)   (5,360,727)
  Purchases of furniture and equipment       (41,682)      (51,322)
  Additions to net investment in
    sales-type and direct finance leases  (4,344,940)        -
  Sales-type and direct financing
    lease rentals received                 1,349,928     2,066,024
                                         -----------    ----------
  Net cash used in investing activities   (5,315,808)   (2,298,960)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)
               LEASING EDGE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                            Nine Months Ended
                                        --------------------------
                                         Sept. 30,     Sept. 30,
                                            1996          1995
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals      8,430,655     4,446,682
  Payments on nonrecourse and recourse
    discounted lease rentals              (8,622,595)   (8,747,785)
  Proceeds from notes payable                651,279     3,312,217
  Payments on notes payable                 (308,754)   (2,010,423)
  Proceeds from exercise of stock
    options                                   37,125          -
  Proceeds from sale of stock                467,515       445,534
  Proceeds from exercise of warrants          55,592          -
  Deferred equity transaction costs         (118,814)     (211,701)
  Preferred stock dividends paid            (171,762)     (172,512)
                                         -----------    ----------
Net cash used in financing activities        420,241    (2,937,988)
                                         -----------    ----------
Net decrease in cash                         (96,003)     (335,832)
Cash at beginning of period                  209,084       479,118
                                         -----------    ----------
Cash at end of period                   $    113,081   $   143,286
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $  1,255,256   $ 1,294,584
                                         ===========    ==========
    Income taxes                        $     34,061   $     7,750
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

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. The operating results for the three and nine months ended September 30, 1996 and cash flows for the nine months ended September 30, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.



Note 2.  Earnings Per Share

Earnings per common and common equivalent share are computed based on the weighted average number of common and common equivalent shares outstanding during the three and nine month periods ended September 30, 1996. Dilutive stock options included in the number of common and common equivalent shares are based on the treasury stock method.



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

The Agreement, as amended, expired on October 31, 1996. However, the Company and Bank of America have orally agreed to restructure the facility as a term note (the "Tentative Agreement") with an initial expiration date of April 1, 1997; such expiration date may be further extended to January 1, 1998, subject to the Company's satisfaction of certain conditions. Proposed terms of the Tentative Agreement require the Company to make a one-time principal payment of $123,600 upon execution of the definitive agreement; to make monthly principal payments of $40,000 plus accrued interest beginning December 1, 1996 through April 1, 1997; and, to use its best efforts to replace Bank of America with alternative financing. Bank of America has agreed to waive the consolidated minimum tangible net worth covenant through April 1, 1997, the initial expiration date of the Tentative Agreement.
There can be no assurance that the Company and Bank of America will execute definitive documentation reflecting the proposed terms of the Tentative Agreement.

At September 30, 1996, the Company had outstanding borrowings under the Agreement of $2.5 million and the interest rate with respect to the Agreement was 10.25 percent. Average and maximum borrowings under the revolving line of credit during 1996 were $2.6 million and $2.7 million, respectively, and the weighted average interest rate was 10.28 percent.

In January 1995, PMCPI entered into a revolving credit agreement (the "Merrill Line") with Merrill Lynch Financial Services, Inc. Borrowings under the Merrill Line are limited to the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts receivable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company and expires November 30, 1996.

At September 30, 1996, PMCPI had outstanding borrowings under the Merrill Line of $499,032 and the interest rate with respect to the line was 9.25 percent. Average borrowings outstanding under the revolving credit agreement during 1996 were approximately $376,000 and the weighted average interest rate was approximately 9.28 percent. Maximum borrowings outstanding under the revolving credit agreement during 1996 were $499,032.
In November 1995, the Company entered into a letter agreement with Union Chelsea National Bank (UCNB) whereby UCNB agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by UCNB (ie., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to UCNB). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.25%. On July 18, 1996, UCNB increased the amount available under the Equity Line to $1,000,000.

At September 30, 1996, the Company had outstanding term notes and available credit under the Equity Line of $491,664 and $508,336, respectively.




































Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION


Overview

     The Company was originally founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995, changed its name to Leasing Edge Corporation. Unless the context otherwise requires, the term the "Company" as used herein refers to Leasing Edge Corporation and its wholly-owned subsidiary, Pacific Mountain Computer Products, Inc.

     Leasing Edge Corporation (the "Company") buys, sells, leases and remarkets a wide variety of information processing and communication equipment, including midrange computers, telecommunications systems, peripherals, point-of-sale systems, local area networks and select high technology and other capital equipment produced by a variety of manufacturers, such as IBM, Unisys, AT&T, EMC, Sun Microsystems, DEC and Tandem. The Company's customers are primarily large corporations that meet the Company's high credit standards and that possess significant and continuing information processing and telecommunications needs.

     Through Pacific Mountain Computer Products, Inc. ("Pacific Mountain"), the Company is an authorized distributor of IBM and other manufacturer's terminal, controller, printer and protocol converter products. Pacific Mountain's main business is sales of those products to retail customers and wholesalers. The Company also leases such products to customers who desire to lease by acquiring the products at favorable discounts facilitated by its relationship with Pacific Mountain.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues

     Total revenues from leasing operations increased $1,743,499, or 17.6%, during the first nine months of 1996 compared to the prior year period due primarily to a large lease transaction with a major customer which was accounted for as a sales-type lease, resulting in a significant percentage of the related revenue from the transaction being recorded at lease inception, partially offset by a decrease in revenue from the portfolio base of operating leases of $403,282, or 5.1%, and a decrease in direct sales revenues of $270,321, or 17.6%. The decrease in operating lease revenue resulted from the expiration of certain month-to-month leases which were not replaced by similar lease transactions.

     Distribution sales increased 1.2%, to $4,347,091 for the 1996 period as compared to $4,400,963 for 1995. The decrease in year to date distribution sales was due primarily to decreased unit sales in the third quarter.

Costs and Expenses

     Total costs from leasing operations as a percentage of leasing revenue was 81.5% for the nine months ended September 30, 1996, compared with 81.7% for the prior year period. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased $337,687, or 18.6%, due primarily to an increase in gross profit from sales-type lease transactions of $513,511 combined with a decrease in portfolio interest expense of $147,082, partially offset by a decrease in gross profit from the portfolio base of operating leases of $324,436. Gross margin from leasing operations (gross profit from leasing operations as a percentage of total revenues from leasing operations) improved to 18.5% from 18.3% due to the foregoing.

     Leasing costs associated with the portfolio base of operating leases decreased $78,846, or 1.5%. Gross profit on operating leases decreased by $324,436, or 12.6%, due primarily to the expiration of certain month-to-month leases. Such leases generally have a higher profit margin than other operating leases since the equipment has often already been depreciated to zero.

     Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buyout options treated as sales) decreased $256,345, or 18.0%, and as a percentage of the related revenue equalled the prior period's 92.3%.

     Distribution cost of sales of $3,762,120 relates to distribution sales of Pacific Mountain and represent a $19,295, or 0.5%, decrease from the prior year period. Gross margin on distribution sales decreased to 13.5% in 1996 from 14.1% in 1995 due to a decrease in comparative sales volume of certain higher margin products.

     Selling, general and administrative expenses increased
$660,012, or 38.9%, in the 1996 period compared to 1995 due primarily to a one-time gain of approximately $247,000 recorded in 1995 related to the settlement of the Company's obligations under a severance agreement with the Company's former CEO combined with an increase in 1996 staffing levels and the write-off of an uncollectible receivable.

     Interest expense on non-lease related indebtedness increased
$89,034, or 47.3% due to higher average debt levels partially offset by slightly lower interest rates.




Three Months Ended September 30, 1996 Compared to Three Months
Ended September 30, 1995

Revenues

     Total revenues from leasing operations increased $1,842,774, or 53.9%, in the third quarter of 1996 compared to the prior year quarter due to the large lease transaction previously discussed partially offset by a decrease in revenue from the portfolio base of operating leases of $141,965, or 5.6%, and a decrease in direct sales revenue of $479,658, or 56.3%. As with the nine months, the decrease in operating lease revenue was due primarily to the expiration of certain month-to-month leases which were not replaced by similar lease transactions.

     Distribution sales decreased to 15.5%, to $1,299,348, from the prior year quarter's $1,537,706 due to decreased unit sales.

Costs and Expenses

     Total costs from leasing operations as a percentage of leasing revenue increased to 81.7% for the quarter ended September 30, 1996 as compared to 79.3% for the prior year quarter. Gross profit from leasing operations increased $255,581, or 36.2%, due primarily to an increase in gross profit from sales-type lease transactions of $544,499 partially offset by a decrease in gross profit from the portfolio base of operating leases of $229,317. Gross margin from leasing operations decreased to 18.3% from 20.7% due to the foregoing.

     Leasing costs associated with the portfolio base of operating leases increased $87,352, or 5.5%. Gross profit on operating leases decreased $229,317 due to the expiration of certain month-to-month leases as previously noted.

     Distribution cost of sales decreased $223,809, or 17.5%, to $1,101,683 from the prior year quarter's $1,335,492. Gross margin on distribution sales increased to 15.2% in 1996 from 13.2% in 1995 as a result of an improved focus on sales of higher margin products.

     Selling, general and administrative expenses increased
$254,232, or 45.8%, in the 1996 period compared to the prior year period due primarily to the previously mentioned one-time gain of $247,000 recorded in 1995.

     Interest expense on non-lease related indebtedness of $102,751 was consistent with the prior year's $94,474.

     The 1996 consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At September 30, 1996, the Company had unexpired net operating loss carryforwards of approximately $3,850,000 which can be utilized to offset future taxable income, if any.

Net Earnings

     As a result of the foregoing, the Company recorded net income for the three and nine month periods ended September 30, 1996 of $248,631 and $101,170, respectively, as compared to net income of $171,325 and $343,525 for the corresponding 1995 periods.


                 Liquidity and Capital Resources

     As discussed in Note 3 to the Consolidated Financial Statements, the Company's $2,500,000 revolving line of credit agreement with Bank of America expired on October 31, 1996 and was not renewed. The Company and Bank of America have orally agreed to restructure the credit facility as a term note (the "Tentative Agreement") with an initial expiration date of April 1, 1997; such expiration date may be further extended to January 1, 1998, subject to the Company's satisfaction of certain conditions. Proposed terms of the Tentative Agreement require the Company to make a one-time principal payment of $123,600 upon execution of the definitive agreement; to make monthly principal payments of $40,000 plus accrued interest from December 1, 1996 through April 1, 1997; and, to use its best efforts to replace Bank of America with alternative financing. There can be no assurance that the Company and Bank of America will execute definitive documentation reflecting the terms of the Tentative Agreement. The Company has held preliminary discussions with several financing sources who have expressed an initial interest in replacing Bank of America although there can be no assurance that any such financing source will agree to replace Bank of America. Should the Company fail to receive adequate equity or debt financing, the Company's growth will be materially and adversely affected.

     Since equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease.
Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. At September 30, 1996, the Company had approximately $614,049 in cash and availability under its credit lines.

     At the inception of each lease, the Company establishes the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term.
The Company's cash flow depends to a great extent on its ability to realize the residual value of leased equipment after the initial term of its leases with its customers. Historically, the Company has realized its recorded investment in residual values through (i) renegotiation of the lease during its term to add or modify equipment; (ii) renewal or extension of the original lease; (iii) leasing equipment to a new user after the initial lease term; or,
(iv) sale of the equipment. Each of these alternatives impacts the timing of the Company's cash realization of such recorded residual values. Equipment may be returned to the Company at the end of an initial or extended lease term when it may not be possible for the Company to resell or re-lease the equipment on favorable terms. Developments in the high-technology equipment market tend to occur at rapid rates, adding to the risk of obsolescence and shortened product life cycles which could affect the Company's ability to realize the residual value of such equipment. In addition, if the lessee defaults on a lease, the financial institution that provided nonrecourse financing may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. If the residual value in any equipment cannot be realized after the initial lease term, the recorded investment in the equipment must be written down, resulting in reduced earnings. There can be no assurance that the Company will not experience material residual value or inventory write-downs in the future.

     The Company intends to continue to retain residual ownership of all the equipment it leases. As of September 30, 1996, the Company had a total net investment in lease transactions of $24.0 million compared to $24.2 million as of December 31, 1995. The estimated residual value of the Company's portfolio of leases expiring between October 1, 1996 and December 31, 2001 totals $9,619,386, although there can be no assurance that the Company will be able to realize such residual value in the future. As of September 30, 1996, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:

          Year ending December 31,
          ------------------------
               1996                          $   485,000
               1997                            4,455,119
               1998                            1,646,867
               1999                              919,500
               2000                            1,504,800
               2001                              608,100
                                              ----------

                    Total                    $ 9,619,386
                                              ==========

     Leased equipment expenditures of $8,671,733 for the nine months ended September 30, 1996 were financed through the discounting of $8,430,655 of noncancelable lease rentals to various financial institutions.

     The Company believes that inflation has not been a significant factor in its business.

     Based on the Company's anticipated residual value realization, distribution sales, and the refinancing of the Bank of America credit line, management believes that it will have adequate capital resources to continue its operations level for at least the next twelve months, although, as stated above, should the Company fail to receive adequate debt or equity financing, the Company's growth will be materially and adversely affected.


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

                                   LEASING EDGE CORPORATION
                                   (Registrant)


Date:     November 13, 1996        /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     November 13, 1996        /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)










ITEM 6
------
EXHIBIT 11
----------
             LEASING EDGE CORPORATION AND SUBSIDIARIES
               STATEMENT RE COMPUTATION OF PER SHARE
                        EARNINGS - PRIMARY

                                           Three Months Ended
                                        -------------------------
                                        Sept. 30,      Sept. 30,
                                           1996           1995
                                        ----------     ----------
Shares outstanding at beginning
  of period                              3,756,319      3,079,092

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 237,650         55,091

Effect of issuance of common stock          15,838          2,567
                                        ----------     ----------
Weighted average shares - primary        4,009,807      3,136,750
                                        ==========      =========

Net income                                 248,631        171,325
Preferred stock dividends                  (57,254)       (57,504)
                                        ----------
----------Net earnings available to
  common shareholders                      191,377        113,821
                                        ==========     ==========
Primary earnings per common
  share                                       0.05           0.04
                                        ==========     ==========

Fully diluted earnings per share is not presented because the effect of such calculation is anti-dlutive.

                                                       (Continued)









ITEM 6
------
EXHIBIT 11
----------
             LEASING EDGE CORPORATION AND SUBSIDIARIES
               STATEMENT RE COMPUTATION OF PER SHARE
                  EARNINGS - PRIMARY (Continued)

                                           Nine Months Ended
                                        -------------------------
                                        Sept. 30,      Sept. 30,
                                           1996           1995
                                        ----------     ----------
Shares outstanding at beginning
  of period                              3,129,319      1,903,421

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 239,111         55,549

Effect of issuance of common stock         341,931        885,421
                                        ----------     ----------
Weighted average shares - primary        3,710,361      2,844,391
                                        ==========      =========

Net income                                 101,170        343,525
Preferred stock dividends                 (171,762)      (172,512)
                                        ----------
----------Net earnings available to
  common shareholders                      (70,592)       171,013
                                        ==========     ==========
Primary earnings per common
  share                                      (0.02)          0.06
                                        ==========     ==========

Fully diluted earnings per share is not presented because the effect of such calculation is anti-dlutive.