Form 10QSB/A
period 1996-06-30
LEASING EDGE CORP
filed 1996-12-05
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10Q-SB/A
                                (Amendment No. 1)

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

                         INDEX TO FORM 10-QSB/A

                                                                 PAGE

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

               27        Financial Data Schedule.

          (b)  Reports on Form 8-K
               None.


                            Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEASING EDGE CORPORATION
                                   (Registrant)


Date:     December 4, 1996         /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     December 4, 1996         /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)