Form 10KSB
period 1996-12-31
LEASING EDGE CORP
filed 1997-04-14
CIK 849354

SECURITIES & EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)
  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.
 ___ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period ______ to ______.

                         Commission File No. 0-18303
--------------------------------------------------------------------------------

     LEC TECHNOLOGIES, INC. (formerly known as Leasing Edge Corporation)
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                             No. 11-2990598
    -------------------------------          --------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identifi-
    incorporation or organization)                   cation No.)

6540 South Pecos Road, Suite 103, Las Vegas NV          89120
----------------------------------------------       ----------
   (Address of principal executive offices)          (Zip Code)

      Issuer's telephone number                    (702) 454-7900
      -------------------------                    --------------
        (Including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
      None

Securities registered pursuant to Section 12(g) of the Exchange Act:
      Common Stock, Par Value $0.01 Per Share
      Series A Convertible Preferred Stock
      Common Stock Purchase Warrants
      Class B Common Stock Purchase Warrants
      Class C Common Stock Purchase Warrants
      Class D Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No   .
    ---    ---

Check if there is no disclosure in this form of delinquent filers in response to Item 405 of Regulation S-B, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $21,237,400

As of March 12, 1997, the Registrant had 4,726,028 shares of Common Stock, par value $0.01 per share, outstanding and the approximate market value of the common stock (based upon the NASDAQ closing price of $1.03 of stated shares on that date) held by non-affiliates was $4,446,281.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes[ ]  No [X]


                   LEC TECHNOLOGIES INC. AND SUBSIDIARIES
                      1996 ANNUAL REPORT ON FORM 10-KSB
                              TABLE OF CONTENTS

                                                                 PAGE
                                                                 ----

PART I
    Item 1.   DESCRIPTION OF BUSINESS                              2
    Item 2.   DESCRIPTION OF PROPERTY                              8
    Item 3.   LEGAL PROCEEDINGS                                    8
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                     9

PART II
    Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                      9
    Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION                                   10
    Item 7.   CONSOLIDATED FINANCIAL STATEMENTS                   15
    Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE              42

PART III
    Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(a) OF THE EXCHANGE ACT                           43

    Item 10.  EXECUTIVE COMPENSATION                              44
    Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                      45
    Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                    46




                                   PART I

ITEM 1:  DESCRIPTION OF BUSINESS

General
-------

LEC Technologies, Inc. (with its subsidiaries, the "Company" or "LEC") is a technology services company, providing solutions that help organizations reduce technology cost and risk, primarily through the leasing, distribution and remarketing of high technology equipment. Such equipment generally consists of midrange computer systems, telecommunications systems, system peripherals (terminals, printers, communications controllers, etc.) and point-of-sale systems.

As an independent organization, the Company provides customers with technical, financial and product alternatives, irrespective of hardware platform or manufacturer. In addition to working with its customers to develop strategies governing when to acquire equipment, upgrade existing equipment and order new equipment to take advantage of current technology, LEC also acts as an outlet for the equipment being displaced.

LEC's business is diversified by customer, customer type, equipment type, equipment manufacturer, and geographic location of its customers and subsidiaries. The Company's customers include "Fortune 1000" corporations or companies of similar size as well as smaller corporations. A significant portion of the Company's business is with long-term, repeat customers.
Three customers of the Company, Tiffany & Co., Bed, Bath & Beyond and The Hertz Corporation, respectively, accounted for approximately 25.0%, 12.8%, 7.4%, and 11.5%, 13.1% and 10.2% of consolidated revenues for the years ended December 31, 1996 and 1995. However, the Company does not believe its businesses are dependent on any single customer or on any single source for the purchasing, selling or leasing of equipment.

The Company's services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three business groups are as follows:

      Leasing Services: Leasing, remarketing, financial engineering, consulting and third-party maintenance and systems integration services for midrange systems, telecommunications equipment, point-of-sale systems and system peripherals. The Company conducts its leasing services business under the trade name Leasing Edge Corporation.

      Distribution Services: Sale of terminals, printers, communications controllers, supplies, technical consulting and third-party maintenance services. Business units comprising Distribution Services are Superior Computer Systems, Inc. ("SCS") and Pacific Mountain Computer Products, Inc. ("PMCPI"), wholly-owned subsidiaries of LEC Technologies, Inc.

      Remarketing Services: Remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors or brokers. This unit also has consignment relationships with certain customers to assist such organizations in the sale of their used equipment. Business units comprising Remarketing Services include Leasing Edge Corporation, SCS, PMCPI and Atlantic Digital International ("ADI"), a division of Leasing Edge Corporation, which specializes in the acquisition and remarketing of Digital Equipment Corporation equipment on both a domestic and an international basis.

The Company's leasing operations are conducted primarily through its principal office in Las Vegas, Nevada and its distribution and remarketing operations are conducted primarily through its subsidiaries' offices located in Minneapolis, Minnesota, Woodland Hills, California and Atlanta, Georgia.

Each business unit is directed by its own management team and has its own sales and operations support personnel. Each management team reports directly to the Office of the President, which is responsible for overall corporate control and coordination, as well as strategic planning. Coordination of the business units is also accomplished through shared services, such as legal, risk management and accounting.

The business units maintain their own direct marketing force to manage their customer base and to market their own as well as other units' services. In its business operations, the Company attempts to cross-sell services where and when appropriate.

The Company was founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995 changed its name to Leasing Edge Corporation. In March 1997, the Company's shareholders approved a change in the Company's name to LEC Technologies, Inc. to more accurately reflect the evolving nature of the Company's business. The executive offices of the Company are located at 6540 S. Pecos Road, Suite 103, Las Vegas, Nevada, 89120, and its telephone number is (702) 454-7900.


Forward-Looking Statements
--------------------------

Statements about the Company's expectations, including future revenues, earnings, its ability to compete effectively and to maintain market share, to adapt to changes in its customers' technology requirements, and all other statements in this Report on Form 10-KSB, including Management's Discussion and Analysis or Plan of Operation and Note 11 of Notes to Consolidated Financial Statements "Management's Plans", and other Company communications other than historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. Reference is made to "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" in Item 6 of this Report on Form 10-KSB.


Leasing Services
----------------

Management estimates that the world-wide market for high technology equipment approximates $400 billion annually and that approximately ten percent represents leasing activities. The computer equipment leasing industry consists of many products and services loosely divided into several major submarkets. These submarkets include mainframe and midrange computer equipment, microcomputer sales and network design, local area networks, point-of-sale equipment, disaster recovery services and other engineering and technical support services. The Company believes that the size of the computer equipment leasing market reflects the rapid technological improvements in and the development of new equipment as well as the advantages that leasing offers over equipment purchasing, including off-balance sheet financing, lower monthly payments and cash requirements, protection against technological obsolescence and easy disposal of possibly unwanted equipment at the end of the lease term.

Historically, the industry was dominated by the manufacturers of mainframe computer equipment and their captive or related leasing companies. However, the introduction of new and more powerful microcomputers offering increased capability at reduced prices has led to an increase in the demand for midrange and microcomputer hardware, software, accessories and related services. Business users are employing, at an increasing rate, midrange and microcomputer networks to perform applications previously requiring a mainframe computer. This increase in technological capability and the relatively high cost of mainframe systems has resulted in a fundamental shift in the demand for information systems and services, creating new opportunities for more efficient, flexible and competitive lessors and distributors of midrange and microcomputers and related equipment.

The Company's structured lease transactions provide customers with a full range of new and used data processing equipment, including midrange central processing units, peripherals, point-of-sale systems and telecommunications equipment produced by major manufacturers. By emphasizing a full range of products and manufacturers and by maintaining a balanced client base, the Company maximizes its leasing opportunities while providing stability to its lease portfolio. Through its leasing transactions, the Company serves as an intermediary between end users of high technology equipment and sources of financing for equipment purchases.

The Company purchases new equipment directly from the manufacturer and obtains used equipment from its customer base and from the nationwide secondary market for used data processing and telecommunications equipment. Management's experience in the secondary market, coupled with the Company's portfolio of equipment under lease, enables the Company to tailor systems to customer's specific needs by combining new and used equipment configurations at competitive prices. Similarly, the Company is often able to facilitate new lease transactions by either buying, remarketing or trading in a prospective customer's existing equipment.

A significant amount of the equipment leased by the Company consists of equipment manufactured by IBM, including computer systems, such as midrange central processing units, and computer peripherals, such as disk and tape drives, control units, printers, and work stations. The Company considers the leasing of IBM equipment to be generally advantageous because of the large national IBM customer base and equipment aftermarket, IBM's policy of supporting its users with software and maintenance services, and IBM's reputation in the computer equipment marketplace.

In a typical leasing transaction, the Company cultivates a customer relationship, develops an understanding of the customer's requirements and then delivers what the customer needs in the form of an advantageous lease financing structure. The terms and conditions of the lease are negotiated and, if accepted by the customer, a master lease agreement is executed and the equipment to be leased is secured either from a manufacturer, reseller or from the Company's inventory. The Company arranges nonrecourse financing secured by the equipment by selling the future lease rentals on a discounted basis. The discount rate reflects the credit standing of the lessee, the length of the lease and the total amount financed. The Company typically receives between 85% and 95% of its equipment cost through nonrecourse financing. The difference between the cost of the equipment and the amount received through the nonrecourse financing is referred to as the Company's "equity position" in the equipment. The Company usually finances its equity position in a lease through internally generated funds and recourse bank borrowings. The Company retains ownership of the equipment during the term of the lease. Upon expiration of the lease term, the Company seeks to maximize the realization of the residual value of the leased equipment through its remarketing activities on either a wholesale or retail basis.

Equipment lease terms generally range from monthly to five years, with data processing and telecommunications equipment leases typically spanning two to four years. Additions to the lease portfolio frequently result from a competitive bidding process. Substantially all leases are noncancelable, require the lessee to protect the equipment, at their cost, with the manufacturer's maintenance contract and place the risk of loss or damage to the equipment on the lessee.

The Company believes it provides its clients with superior customer service and creative solutions for their data processing, telecommunications and technical support needs. The Company develops close partnership relationships with its customers; by listening carefully, it is better able to understand its customers' complex data processing requirements and deliver quick response, high impact and competitively priced solutions appropriate for each environment and circumstance. Close client relationships and the expertise and experience of management allow the Company to assist customers in their leasing decisions regarding data processing or other technological equipment. The Company frequently participates, early on, in a customer's decision-making process regarding the type of equipment to acquire to meet its needs and also helps in developing a customized leasing structure. The Company believes that this strategy leads to customer satisfaction, encourages a loyal customer base and contributes to repeat business.

The Company offers to customers a full range of new and used computer and telecommunications equipment manufactured by a variety of major manufacturers, including IBM, Unisys, AT&T, Sun Microsystems, DEC and Tandem. Over the last few years, the Company has strategically diversified its lease portfolio to include equipment such as computer storage hardware, point-of-sale and telecommunications equipment; the Company believes these to be less susceptible to rapid technological obsolescence than large computer central processing units. The Company further believes that an expanded equipment base mitigates the risks of obsolescence associated with a specific type of equipment, as well as reducing the Company's reliance on any one particular manufacturer.

The Company's leasing customers are creditworthy corporations and other organizations that have significant data processing and telecommunication needs. These financial profiles allow the Company to structure lower rate, long-term nonrecourse financing transactions with various financial institutions on competitive terms. Moreover, nonrecourse financing limits the Company's financial exposure on lease transactions further enabling the Company to expand its lease portfolio and customer base.


Distribution Services
---------------------

Management estimates that the distribution market for the products offered by its distribution subsidiaries, SCS and PMCPI, is approximately $225 million annually. The principal products offered by SCS and PMCPI are midrange peripheral equipment, including TWINAX and COAX terminals, ASCII terminals, desktop printers, emulation boards, remote controllers and network adapters. In addition to equipment sales, the Company's distribution subsidiaries provide customers with technical consulting and third-party maintenance services.

Approximately 70 percent of the distribution subsidiaries' revenues related to new equipment are derived from sales to resellers and approximately 30 percent represents direct sales to end users. Both SCS and PMCPI secure their end user customers through cold calls, referrals, trade journal advertising and the cross-selling of the Company's leasing customers. Reseller customers are primarily generated through a nationwide on-line system and direct advertising via facsimile machine.

Both SCS and PMCPI are IBM Business Partners and Authorized Distributors; PMCPI also has contractual relationships with Lexmark Printer Company, IDEAssociates, Perle Systems, DataSouth Corporation, Hewlett Packard Corporation and BOS. SCS and PMCPI are highly dependent on their suppliers, the manufacturers. Most manufacturers extend terms of net 30 days or provide an inventory line of credit for purposes of ordering equipment. Any event of default on any credit facility offered by a manufacturer could materially affect the Company's ability to acquire equipment for resale.


Remarketing Services
--------------------

The Company's remarketing services consist of the remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors and brokers. Each of the Company's business units (Leasing Edge Corporation, SCS, PMCPI and ADI) engage in remarketing activities primarily related to their respective businesses, although specific sales often result from coordinated efforts. In addition to remarketing of IBM peripheral equipment, SCS also has consignment relationships with certain customers to assist such organizations in the disposal of their displaced equipment. ADI, a division of Leasing Edge Corporation, specializes in the acquisition and remarketing of Digital Equipment Corporation equipment on both a domestic and an international basis.


Competition
-----------

The Company competes as a lessor and as a dealer of new and used computer and selected other high technology equipment with different firms, many of which are larger and better known than the Company with substantially greater financial resources. While its competitive methodologies will vary by business unit, in general, the Company competes mainly on the basis of terms offered in its transactions, its quick response and reliability in meeting its commitments, its manufacturers' independence, its long-term relationships with its customers and its ability to develop and offer alternative solutions and options to high technology equipment users.

The Company's competition with respect to leasing services includes equipment manufacturers such as IBM, AT&T, DEC and Amdahl, other equipment dealers, brokers and leasing companies (including captive or related leasing companies of IBM and AT&T) as well as financial institutions, including branches or divisions of national, regional and local commercial banks and other commercial lending firms. The Company also competes with other small, independent leasing companies as well as individuals and firms that act as leasing brokers and other institutions. Primarily as a result of rapid technological changes, competition has increased in the leasing industry and the number of companies offering competitive services, such as technical consulting and other high technology equipment leasing, has increased. Competitive alliances have also impacted the leasing industry. Management believes that the level of competition will continue to increase in the future.

SCS and PMCPI compete with other authorized distributors of midrange peripherals as well as equipment manufacturers. In the IBM terminal distribution market, SCS and PMCPI are two of the six authorized IBM distributors. All authorized distributors receive identical discounts for their products, so the Company and its competitors have equal opportunity to sell such products. Many times, availability of product in inventory is a determining factor in a sale. SCS and PMCPI compete primarily on the basis of product knowledge, price, availability and their long standing customer relationships.

ADI competes with numerous other used equipment brokers and dealers as well as with the remarketing activities of lessors. ADI competes primarily on the basis of price and relationship selling.


Other
-----

The Company does not own any patents, trademarks, licenses or franchises which would be considered significant to the Company's business.

The Company's business is not seasonal, however, quarter-to-quarter results from operations can vary significantly.

The amount of backlog orders is not significant to an understanding of the Company's business.

The Company is not required to carry significant amounts of inventory either for delivery requirements or to assure continuous availability of equipment related to its leasing operations. With respect to the Company's distribution operations, product availability is often a significant factor in generating sales.

At December 31, 1996, the Company had 36 full-time employees. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.


ITEM 2:  DESCRIPTION OF PROPERTY

The Company leases approximately 5,250, 10,000, 7,500 and 1,100 square feet of office and warehouse space in Las Vegas, NV, Minneapolis, MN, Woodland Hills, CA and Atlanta, GA, respectively, under lease agreements expiring individually through 2002. Each respective lease agreement requires the Company to pay all costs of operations, including real property taxes, in addition to the basic rent. All of the Company's leased properties are in good condition.


ITEM 3:  LEGAL PROCEEDINGS

There are no pending legal proceedings which require disclosure pursuant to
Item 103 of Regulation S-B.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                   PART II


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on the Nasdaq SmallCap tier of The Nasdaq Stock Market under the symbol LECE. The following table sets forth the high and low sales price quotations of the Company's common stock for the periods indicated.

                                1996                   1995
      Fiscal Quarter       HIGH      LOW          HIGH      LOW
      --------------       ----      ---          ----      ---

      First Quarter        $2.94    $1.56         $3.31    $1.47
      Second Quarter       $2.75    $1.38         $2.00    $1.00
      Third Quarter        $2.38    $1.69         $1.94    $1.06
      Fourth Quarter       $2.00    $1.00         $2.13    $1.38

As of March 7, 1997 the Company had approximately 425 shareholders of record.

The Company has not previously paid cash dividends on its common stock and does not intend to pay such dividends for the foreseeable future. The Company's bank agreement also restricts the payment of such dividends.

In December 1996, the Company acquired all of the outstanding common stock of SCS in exchange for 239,708 shares of unregistered common stock and a $200,000 non-interest bearing note payable. Such shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10022 is the Company's registrar and transfer agent with respect to its common stock and preferred stock and registrar, transfer agent and warrant agent with respect to the Company's warrants.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues
--------

Total revenues from leasing operations increased $1,177,038 or 9.0% during 1996 compared to the prior year. The increase in revenues is primarily due to the renewal, upgrade and consolidation of several existing leases into a smaller number of new leases, three of which were accounted for as sales-type leases pursuant to SFAS No. 13 (see Note 2 of Notes to Consolidated Financial Statements for a description of the Company's lease accounting policies). As compared to other lease transactions, sales-type leases result in a greater percentage of the related revenue from the transaction being recognized at lease inception. The Company cannot expect to regularly enter into transactions of this size in the future.

Revenue from the portfolio base of operating leases decreased $789,950 or 7.5%. The decrease in operating lease revenue is due primarily to a change in the mix of leases written, principally as a result of the lease renewals referred to previously. The Company anticipates that the majority of its 1997 lease additions will be classified as operating leases.

Distribution sales, representing the activity of SCS and PMCPI, increased $1,910,205, or 37.3%, between periods due primarily to the acquisition of SCS on November 1, 1996. SCS' revenues for the two-month period ended December 31, 1996 were $1,478,792. SCS and PMCPI are distributors of computer peripherals and data communications equipment.


Costs and Expenses
------------------

Total costs from leasing operations as a percentage of leasing revenue was 89.0% for the year ended December 31, 1996 compared with 83.0% for the prior year. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) decreased $643,141 or 29.1%. The decrease in gross profit is primarily due to a fourth quarter increase in the Company's reserves for inventory and lease residual obsolescence of $889,337 due to changed market conditions. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) decreased to 11.0% from 17.0% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased $69,178 or 1.0%. Gross profit on operating leases decreased by $720,772 to 29.0% from 33.7%. The decrease in gross profit from this segment of the Company's lease portfolio is due primarily to the lease renewals mentioned above.

Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buyout options treated as sales) decreased $512,242 or 29.5% and increased as a percentage of related revenue to 107.6% from 95.0%. The increase in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1995 as compared to 1996.

Distribution cost of sales of $6,190,582 relates to distribution sales of SCS and PMCPI and represents a $1,735,721 or 39.0% increase over the prior year. Gross margin on distribution sales decreased to 12.0% in 1996 from 13.1% in 1995 due to a greater percentage of total distribution sales resulting from sales to resellers.

Selling, general and administrative expenses increased $1,011,399 in 1996 compared to the prior year due primarily to the acquisition of SCS and the addition of certain sales and administrative personnel. In addition, in 1995, the Company recorded a gain of approximately $247,000 resulting from the settlement of a severance agreement with the Conmpany's former CEO which has been reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995 as a reduction in selling, general and administrative expenses.

Interest expense on non-lease related indebtedness increased $119,604 or 43.0%. The increase is due to higher average debt levels partially offset by slightly lower interest rates.


Net Earnings
------------

As a result of the foregoing, the Company recorded a net loss of $1,398,316 for the year ended December 31, 1996 as compared to net income of $201,344 for the year ended December 31, 1995.


                       Liquidity and Capital Resources

Since equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. At December 31, 1996, the Company had approximately $785,539 in cash and availability under its bank lines.

On October 31, 1996, the Company's revolving line of credit agreement with Bank of America matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. The Amended Agreement expires on August 15, 1997 (the "Initial Expiration Date"); however, the Initial Expiration Date may be further extended at the Company's option to January 1, 1998 (the "Optional Expiration Date), subject to the Company's satisfaction of certain conditions. Terms of the Amended Agreement require the Company to make monthly graduated principal reductions to an aggregate of $500,000 through August 15, 1997 or, if the Company exercises its extension option, to an aggregate of $1,110,000 through January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus two percent through the Initial Expiration Date, increasing to prime plus four percent thereafter and is collaterallized by certain personal property. At December 31, 1996, the Company was not in compliance with certain covenants under the revolving line of credit agreement. Such covenants were subsequently modified or deleted in the Amended Agreement. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million beginning March 31, 1997; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined. At December 31, 1996, the Company had outstanding borrowings under the prior revolving line of credit agreement of $2,476,365.

In January 1995, PMCPI entered into a revolving credit agreement (the "Merrill Line") with Merrill Lynch Financial Services, Inc. Borrowings under the Merrill Line are limited to the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts receivable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company. The Merrill Line expires April 30, 1997. At December 31, 1996, PMCPI had outstanding borrowings under the Merrill Line of $499,937.

In November 1995, the Company entered into a letter agreement with Union Chelsea National Bank (UCNB) whereby UCNB agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by UCNB (ie., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to UCNB). On July 18, 1996, the Equity Line was increased to $1,000,000. Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.25%. At December 31, 1996, the Company had outstanding term notes and available credit under the Equity Line of $626,801 and $373,199, respectively.

The Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1997, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company.

Based on the Company's anticipated residual value realization and distribution sales, management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Management further believes that its existing credit lines will be renewed as they come due.

At the inception of each lease, the Company establishes the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The Company's cash flow depends to a great extent on its ability to realize the residual value of leased equipment after the initial term of its leases with its customers. Historically, the Company has realized its recorded investment in residual values through (i) renegotiation of the lease during its term to add or modify equipment; (ii) renewal or extension of the original lease; (iii) leasing equipment to a new user after the initial lease term; or, (iv) sale of the equipment. Each of these alternatives impacts the timing of the Company's cash realization of such recorded residual values. Equipment may be returned to the Company at the end of an initial or extended lease term when it may not be possible for the Company to resell or re-lease the equipment on favorable terms. Developments in the high technology equipment market tend to occur at rapid rates, adding to the risk of obsolescence and shortened product life cycles which could affect the Company's ability to realize the residual value of such equipment. In addition, if the lessee defaults on a lease, the financial institution that provided nonrecourse financing may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. If the residual value in any equipment cannot be realized after the initial lease term, the recorded investment in the equipment must be written down, resulting in lower cash flow and reduced earnings. In 1996 and 1995, the Company reduced residual values and inventory by approximately $1,100,000 and $210,000, respectively, to their net realizable values. There can be no assurance that the Company will not experience further material residual value or inventory write-downs in the future.

The Company intends to continue to retain residual ownership of all the equipment it leases. As of December 31, 1996, the Company had a total net investment in lease transactions of $22.5 million compared to $24.2 million as of December 31, 1995. The estimated residual value of the Company's portfolio of leases expiring between January 1, 1997 and December 31, 2001 totals $9,682,686, although there can be no assurance that the Company will be able to realize such residual value in the future. As of December 31, 1996, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:



      Year ending December 31,
      ------------------------

              1997               $ 4,699,219
              1998                 1,663,867
              1999                 1,178,200
              2000                 1,533,300
              2001                   608,100
                                 -----------
              Total              $ 9,682,686
                                 ===========

Leased equipment expenditures of $10,084,452 for fiscal year 1996 were financed through the discounting of $9,186,720 of noncancelable lease rentals to various financial institutions. The remaining $897,732 was funded from a combination of debt, equity transactions and available cash.

The Company believes that inflation has not been a significant factor in its business.


                       Safe Harbor Statement under the
              Private Securities Litigation Reform Act of 1995

Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect", and "anticipate" and similar expressions identify forward-looking statements. These and other similar forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, the mix of leases written, the availability and timing of external capital, the timing of the Company's realization of its recorded residual values, new product announcements, continued growth of the semiconductor industry, trend of movement to client/server environment, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and worldwide economic and business conditions. With respect to economic conditions, a recession can cause customers to put off new investments and increase the Company's bad debt experience. The mix of leases written in a quarter is a direct result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


ITEM 7:  CONSOLIDATED FINANCIAL STATEMENTS

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----

Independent Auditors' Report - KPMG Peat Marwick LLP             16

Consolidated Balance Sheets As Of December 31, 1996 and 1995     17

Consolidated Statements of Operations For The Years Ended
 December 31, 1996 and 1995                                      19

Consolidated Statements of Cash Flows For The Years Ended
 December 31, 1996 and 1995                                      20

Consolidated Statements of Stockholders' Equity For The
 Years Ended December 31, 1996 and 1995                          22

Notes To Consolidated Financial Statements                       23


The consolidated financial statements of the Company are filed under this
Item 7 pursuant to Regulation S-B. Financial statement schedules are omitted because either they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.


                        Independent Auditors' Report

The Stockholders and Board of Directors
LEC Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LEC Technologies, Inc. (formerly Leasing Edge Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our resonsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEC Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Las Vegas, Nevada
March 12, 1997                         /s/ KPMG Peat Marwick LLP



                   LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                              December 31,   December 31,
                                                  1996            1995
                                              -----------    ------------

ASSETS:
  Cash                                        $   412,340    $   209,084
  Receivables - net of allowance for
   doubtful accounts of $170,699 and
   $12,000 at December 31, 1996 and
   1995, respectively                           1,096,868        434,321
  Notes receivable - employees                    199,185        148,750
  Inventory, net                                2,210,674      1,336,747
  Investment in leased assets:
    Operating leases, net                      17,617,934     21,026,590
    Sales-type and direct financing leases      4,927,894      3,165,539
  Furniture and equipment - net of
   accumulated depreciation of
   $304,495 and $266,478 at Decemeber 31,
   1996 and 1995, respectively                    157,112        148,366
  Other assets                                    397,712        413,847
  Goodwill, net of accumulated
   amortization of $84,408 and $50,235
   at December 31, 1996 and 1995,
   respectively                                   667,631        401,881
                                              -----------    -----------
TOTAL ASSETS                                  $27,687,350    $27,285,125
                                              ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                                                    (continued)



                   LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                              December 31,    December 31,
                                                  1996            1995
                                              ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                            $ 2,946,365    $ 1,576,165
  Accrued liabilities                             401,569        311,734
  Notes payable and lines of credit             3,881,882      3,236,954
  Nonrecourse and recourse discounted
   lease rentals                               14,808,581     16,260,002
  Other liabilities                               410,763         25,344
                                              -----------    -----------
      TOTAL LIABILITIES                        22,449,160     21,410,199
                                              -----------    -----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
   stock, $.01 par value; 1,000,000 shares
   authorized, 380,000 shares issued;
   229,016 shares outstanding                       2,290          2,290
  Common stock, $.01 par value;
   12,500,000 shares authorized,
   4,407,019 and 3,132,319 shares issued
   and 4,340,919 and 3,129,319 shares
   outstanding at December 31, 1996 and
   1995, respectively                              44,071         31,324
  Additional paid-in capital                   10,437,915      9,526,259
  Accumulated deficit                          (5,046,263)    (3,647,947)
                                              -----------    -----------
                                                5,438,013      5,911,926
  Common stock held in treasury, at
   cost; 66,100 and 3,000 shares at
   December 31, 1996 and 1995, respectively      (106,073)       (12,000)
  Notes receivable from stockholders              (93,750)       (25,000)
                                              -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                5,238,190      5,874,926
                                              -----------    -----------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                   $27,687,350    $27,285,125
                                              ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                   LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Years Ended December 31,
                                  ----------------------------
                                      1996            1995
                                      ----            ----

Revenues:
  Operating leases                $  9,694,905    $ 10,484,855
  Sales-type leases                  2,721,483         360,489
  Finance income                       285,121         339,005
  Direct sales                       1,137,686       1,827,190
  Other                                360,051          10,669
                                  ------------    ------------
Total revenues from
 leasing operations                 14,199,246      13,022,208
Distribution sales                   7,038,154       5,127,949
                                  ------------    ------------
Total revenues                      21,237,400      18,150,157
                                  ------------    ------------
Costs and expenses:
  Operating leases                   6,881,020       6,950,198
  Sales-type leases                  2,101,426         310,640
  Interest expense                   1,325,444       1,524,036
  Lease incentive amortization               -          79,932
  Direct sales                       1,224,406       1,736,648
  Write down of inventory and
   residual values                   1,099,089         209,752
                                  ------------    ------------
Total costs from
 leasing operations                 12,631,385      10,811,206
Distribution cost of sales           6,190,582       4,454,861
Selling, general and
 administrative expenses             3,416,093       2,404,694
Interest expense                       397,656         278,052
                                  ------------    ------------
Total costs and expenses            22,635,716      17,948,813
                                  ------------    ------------
Income (loss) before
 income taxes                       (1,398,316)        201,344
Provision for income taxes                   -               -
                                  ------------    ------------
Net income (loss)                 $ (1,398,316)   $    201,344
                                  ============    ============
Loss per common share             $      (0.45)   $      (0.01)
                                  ============    ============
Weighted average common
 shares outstanding                  3,625,655       2,907,279
                                  ============    ============

The accompanying notes are integral part of these consolidated financial statements.


                   LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                               ---------------------------
                                                   1996            1995
                                                   ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $(1,398,316)    $   201,344
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation and amortization                6,986,608       7,112,213
    Write down of inventory, residual
     values and other                            1,189,981         209,752
    Change in assets and liabilities,
     net of effects of acquisition:
      (Increase) decrease in
       accounts receivable                         (60,503)        475,931
      Increase in inventory                       (354,532)       (469,069)
      Increase in accounts payable                (446,485)       (264,549)
      Increase in accrued liabilities              (52,583)       (951,395)
      All other operating activities               302,564        (107,468)
                                               -----------     -----------
      Net cash provided by operating
       activities                                6,166,734       6,206,759
                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
   inventory and equipment                       2,786,579       1,498,724
  Purchases of inventory for lease              (5,579,587)     (6,868,120)
  Purchases of furniture and equipment             (52,277)        (51,307)
  Increase in notes receivable                     (50,435)       (135,250)
  Purchase of SCS, net of cash acquired             80,957               -
  Additions to net investment in
   sales-type and direct financing leases       (4,504,865)       (400,252)
  Sales-type and direct financing
   lease rentals received                        1,763,154       2,242,791
                                               -----------     -----------
      Net cash used in investing activities     (5,556,474)     (3,713,414)
                                               -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                                    (Continued)



                   LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                               ----------------------------
                                                   1996            1995
                                                   ----            ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
   recourse discounted lease rentals              9,186,720       6,013,957
  Payments on nonrecourse and recourse
   discounted lease rentals                     (10,638,141)    (10,471,941)
  Proceeds from notes payable                       817,647       3,810,203
  Payments on notes payable                        (363,905)     (2,022,129)
  Proceeds from exercise of stock
   options                                          106,391           -
  Proceeds from sale of stock, net                  858,278         445,534
  Proceeds from exercise of warrants                 55,592           -
  Deferred equity transaction costs                (106,497)       (308,987)
  Purchase of treasury stock                        (94,073)          -
  Preferred stock dividends paid                   (229,016)       (230,016)
                                               ------------    ------------
      Net cash used in financing activities        (407,004)     (2,763,379)
                                               ------------    ------------
Net increase (decrease) in cash                     203,256        (270,034)
Cash at beginning of period                         209,084         479,118
                                               ------------    ------------
Cash at end of period                          $    412,340    $    209,084
                                               ============    ============

Supplemental Disclosure of Cash Flow
 Information:

  Cash paid during the period for:
    Interest                                   $  1,729,001    $  1,837,559
                                               ============    ============
    Income taxes                               $     29,826    $      7,750
                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.



                   LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                               Notes
                     Preferred Stock   Common Stock    Additional                            Receivable   Common       Total
                     --------------- --------------     Paid in     Accumulated  Treasury       From       Stock    Stockholders'
                     Shares  Amount  Shares    Amount   Capital       Deficit     Stock     Stockholders Subscribed    Equity
                     ------  ------  ------    ------  ----------   -----------  --------   ------------ ---------- ------------

Balance at December
31, 1994             230,016 $2,300  1,670,454 $16,705 $ 7,658,463  ($3,849,291) ($ 12,000) ($92,500)    $ 478,600  $4,202,277

Conversion of
 preferred stock     (1,000)    (10)     1,750      17          (7)                                                          -
Sale of common stock                   499,999   5,000     440,534                                                     445,534
Issuance of common
 stock pursuant to
 guaranteed return
 agreement                             165,672   1,657      (1,657)                                                          -
Issuance of common
 stock                                 242,944   2,430     476,170                                        (478,600)          -
Common stock for
 services                              529,500   5,295   1,137,167                                                   1,142,462
Common stock for
 debt                                   22,000     220      45,605                                                      45,825
Reduction of note
 from stockholder                                                                             67,500                    67,500
Preferred stock
 dividend                                                 (230,016)                                                   (230,016)
Net income                                                              201,344                                        201,344
                     ---------------------------------------------------------------------------------------------------------

Balance at December
 31, 1995            229,016  2,290  3,132,319  31,324   9,526,259   (3,647,947)   (12,000)  (25,000)      -         5,874,926

Sale of common stock                   880,125   8,801     849,477                                                     858,278
Exercise of stock
 options                               127,375   1,274     173,867                           (68,750)                  106,391
Exercise of "A"
 warrants                               27,492     275        (275)                                                          0
Acquisition of SCS                     239,708   2,397     117,603                                                     120,000
Purchase of treasury
 stock                                                                             (94,073)                            (94,073)
Preferred stock
 dividend                                                 (229,016)                                                   (229,016)
Net loss                                                             (1,398,316)                                    (1,398,316)
                     ---------------------------------------------------------------------------------------------------------

Balance at December
 31, 1996            229,016 $2,290  4,407,019 $44,071 $10,437,915  ($5,046,263) ($106,073) ($93,750)    $       0  $5,238,190
                     =========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.



                   LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Nature of Operations: LEC Technologies, Inc. (formerly known as Leasing Edge Corporation)(with its subsidiaries, the "Company" or "LEC") is a technologies services company, providing solutions that help organizations reduce technology cost and risk. The Company is primarily engaged in the buying, selling, and leasing of data processing and other high technology equipment and related services.

Organization: The Company was originally founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995, changed its name to Leasing Edge Corporation. On March 12, 1997, the Company's shareholders' approved a change in the Company's name to LEC Technologies, Inc.


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates
         ----------------

         The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For lease accounting, this includes the estimated fair market value at lease termination of the related equipment, commonly referred to as "residual value". Residual values are established at lease inception at amounts equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by management. In estimating such values, management considers all relevant information and circumstances regarding the equipment and the lessee, including historical experience by equipment type and manufacturer, adjusted for known trends. On at least an annual basis, management assesses the realizability of recorded residual values and, if necessary, establishes a reserve to reduce the recorded values to their estimated net realizable value. Actual results could differ from those estimates.


         Lease Accounting
         ----------------

         See Note 2 "Lease Accounting Policies" for a description of lease accounting policies, lease revenue recognition and related costs.

         Inventory
         ---------

         Inventory of equipment that has come off lease is valued at the lower of depreciated cost or market based on specific identification. Inventory of equipment held for distribution is stated at the lower of cost (first in, first out) or market.

         Goodwill
         --------

         Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In Management's opinion, the recorded unamortized goodwill balance at December 31, 1996 of $667,631 is recoverable through the undiscounted future operating cash flows of the acquired entities.

         Nonrecourse Financing
         ---------------------

         The Company assigns the rentals under its leases to financial institutions and other lenders primarily on a nonrecourse basis. The Company receives a cash amount equal to the discounted value of the minimum lease payments. In the event of a default by a lessee, the lender has a security interest in the underlying leased equipment but has no recourse against the Company. Proceeds from discounted lease rentals are recorded as nonrecourse discounted lease rentals. Under sales-type and direct financing leases, leased assets and nonrecourse discounted lease rentals are reduced as lessees make payments under the lease to financial institutions. Under operating leases, leasing revenue is recorded and nonrecourse discounted lease rentals are reduced as lessees make rental payments to financial institutions. The Company has no restrictive arrangements with these financial institutions as a result of the nonrecourse borrowings.

         Revenues
         --------

         Leasing activities: See Note 2 "Lease Accounting Policies" for a description of lease revenue recognition.

         Direct sales: Revenue from direct sales is generated from the remarketing of equipment off lease and leases with dollar buyout options treated as sales. Revenue and related cost of sales is recognized at the time title to the equipment transfers to the customer.

         Distribution sales: Revenue from distribution sales is generated from the resale of equipment purchased for inventory. Revenue and related cost of sales is recognized at the time title to the equipment transfers to the customer, generally upon shipment.

         Furniture and Equipment
         -----------------------

         Furniture and equipment are recorded at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary repairs and maintenance are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income (expense).

         Depreciation and amortization are provided on the straight-line method over the following useful lives:

           Computer equipment                    3 to 5 years
           Furniture and office equipment        5 to 7 years
           Leasehold improvements                Term of lease

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
         -----------------------------------------------------------------------

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", on January 1, 1995. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

         Income Taxes
         ------------

         The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which may not ultimately be realized.

         Stock Option Plans
         ------------------

         Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         Earnings Per Share
         ------------------

         Earnings per common and common equivalent share are computed based on the weighted average number of common and common equivalent shares outstanding during each period. Dilutive stock options included in the number of common and common equivalent shares are based on the treasury stock method. Antidilutive stock options are excluded from the weigted average share calculation.

         Reclassification
         ----------------

         Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.


NOTE 2:  LEASE ACCOUNTING POLICIES
         -------------------------

         Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by either the direct financing, sales-type or operating method.

         Leased Assets
         -------------

         Direct financing and sales-type leases - Direct financing and sales-type leased assets consist of the present value of the minimum lease payments plus the present value of the residual less unearned finance income (collectively referred to as the net investment).

         Operating Leases - Operating leased assets consist of the equipment cost, less the amount depreciated to date.

         Revenue, Costs and Expenses

         Direct Financing Leases - Revenue consists of interest earned on the present value of the lease payments and residual and is included in finance income in the accompanying Consolidated Statements of Operations. Revenue is recognized periodically over the lease term as a constant percentage return on the net investment. There are no costs and expenses related to direct financing leases since revenue is recorded on a net basis.

         Sales-type Leases - Revenue consists of the present value of the total contractual lease payments and is recognized at lease inception. Costs and expenses consist of the equipment's net book value at lease inception, less the present value of the residual. Interest earned on the present value of the lease payments and the residual, which is recognized periodically over the lease term as a constant percentage return on the net investment, is included in finance income in the accompanying Consolidated Statements of Operations.

         Operating Leases - Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation on the equipment which is recognized on a straight-line basis over the term of the lease to the Company's estimate of the equipment's residual value.

NOTE 3:  LEASED ASSETS
         -------------

         The components of the net investment in sales-type and direct financing leases as of December 31 are as follows:

                                                   1996          1995
                                                   ----          ----

         Total future minimum lease payments    $4,670,997    $2,590,220

         Estimated unguaranteed residual
          values of leased equipment               797,300       848,700
         Less unearned finance income             (540,403)     (273,381)
                                                ----------    ----------
               Total                            $4,927,894    $3,165,539
                                                ==========    ==========


         Future minimum lease payments on sales-type and direct financing leases as of December 31, 1996 are as follows:

               Years ending December 31,

                       1997                  $1,915,046
                       1998                   1,483,363
                       1999                     875,035
                       2000                     306,151
                       2001                      91,402
                                             ----------
                                             $4,670,997
                                             ==========

         Assets under operating leases are as follows at December 31:

                                        1996           1995
                                        ----           ----

         Equipment at cost or net
          realizable value           $29,056,736    $33,626,174

         Accumulated depreciation    (11,438,802)   (12,599,584)
                                     --------------------------
         Total                       $17,617,934    $21,026,590
                                     ==========================

         Depreciation expense related to operating leases was $6,881,020 and $6,950,198 for the years ended December 31, 1996 and 1995, respectively.

         Future minimum lease rentals on operating leases are due as follows:

          Years ending December 31,

                   1997                 $ 6,465,149
                   1998                   3,306,786
                   1999                   2,098,210
                   2000                     791,912
                   2001                      44,073
                                        -----------
                                        $12,706,130
                                        ===========

         The estimated residual value of the Company's portfolio of leases (including sales-type, direct financing and operating) by year of lease termination are as follows:

          Years ending December 31,

                   1997                 $4,699,219
                   1998                  1,663,867
                   1999                  1,178,200
                   2000                  1,533,300
                   2001                    608,100
                                        ----------
                                        $9,682,686
                                        ==========

NOTE 4:  Acquisition of Superior Computer Systems, Inc. ("SCS")
         ------------------------------------------------------

         On November 1, 1996, the Company acquired all of the common stock of SCS, a distributor of computer peripherals, for 239,708 shares of the Company's common stock and two $100,000 non-interest bearing notes, payable at various dates through November 1997. The acquisition was accounted for by the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired of $299,923 was recorded as goodwill and is being amortized over 15 years. The Consolidated Statement of Operations for the year ended December 31, 1996 includes SCS's results of operations for the period November 1, 1996 through December 31, 1996.

         The following unaudited proforma consolidated results of operations assume that the acquisition occurred on January 1, 1996 and reflect the historical operations of the purchased business adjusted for amortization of goodwill resulting from the acquisition.

         (In thousands, except per share data)

                                  Year ended
                               December 31, 1996
                               -----------------

         Total revenues            32,203
         Net loss                  (1,522)
         Loss per share             (0.46)

         The proforma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

NOTE 5:  INCOME TAXES
         ------------

         Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 34% for the years ended December 31 as follows:

                                             1996        1995
                                             ----        ----

        Computed "expected" income tax
         expense (benefit)                $(475,427)   $  68,457
        Change in valuation allowance
         for deferred tax assets            205,466     (767,104)
        Nondeductible expenses              269,961      698,647
                                          ---------    ---------
              Total tax expense                -            -
                                          ---------    ---------

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at December 31, 1996 and 1995 are presented below:


                                              December 31,   December 31,
                                                  1996           1995
                                              ------------   ------------

         Deferred Tax Assets
         -------------------
         Allowances for doubtful accounts,
          inventory obsolescence and
          residual value realization not
          deductible                          $   437,577    $   75,396
         Expenses accrued for financial
          statement purposes, not
          currently deductible                    559,980       394,060
         Net operating loss carryforwards       1,455,940     1,394,786
                                              -----------    ----------
         Total gross deferred tax assets        2,453,497     1,864,242
         Valuation allowance                     (480,743)     (275,277)
                                              -----------    ----------
           Net deferred tax assets              1,972,754     1,588,965
                                              -----------    ----------

         Deferred Tax Liabilities
         ------------------------
         Basis difference for sales-type and
          direct financing leases for
          financial statement purposes and
          sales for tax purposes                  320,589       344,947
         Basis difference for operating
          leases, principally due to
          depreciation                          1,652,165     1,244,018
                                              -----------    ----------
         Total deferred tax liabilities         1,972,754     1,588,965
                                              -----------    ----------
          Net deferred taxes                       -             -
                                              ===========    ==========

         The Company has recorded a valuation allowance in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $4,000,000 which are available to offset future taxable income, if any, through 2009.


NOTE 6:  NONRECOURSE AND RECOURSE DISCOUNTED LEASE RENTALS
         -------------------------------------------------


         The Company assigns the rentals of its leases to financial institutions at fixed rates on a nonrecourse or, to a lesser extent, on a recourse basis but retains the residual rights. In return for future lease payments, the Company receives a discounted cash payment. Discounted lease rentals as of December 31, 1996 and 1995 were $14,808,581 and $16,260,002 respectively of which $196,518 and $182,688 are recourse, respectively. Interest expense on discounted lease rentals for the years ended December 31, 1996 and 1995 was $1,325,444 and $1,524,036, respectively.

         Principal and interest payments required on discounted lease rentals as of December 31, 1996 are as follows:

          Years ending December 31,

                   1997                       $ 7,882,165
                   1998                         4,671,282
                   1999                         2,947,776
                   2000                         1,095,596
                   2001                           135,493
                                              -----------
                         Total                 16,732,312
                         Less interest         (1,923,731)
                                              -----------
                         Principal amount     $14,808,581
                                              ===========


NOTE 7:  NOTES PAYABLE AND LINES OF CREDIT
         ---------------------------------

         On October 31, 1996, the Company's revolving line of credit agreement with Bank of America matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. The Amended Agreement expires on August 15, 1997 (the "Initial Expiration Date"); however, the Initial Expiration Date may be further extended at the Company's option to January 1, 1998 (the "Optional Expiration Date), subject to the Company's satisfaction of certain conditions. Terms of the Amended Agreement require the Company to make monthly graduated principal reductions to an aggregate of $500,000 through August 15, 1997 or, if the Company exercises its extension option, to an aggregate of $1,110,000 through January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus two percent through the Initial Expiration Date, increasing to prime plus four percent thereafter and is collaterallized by certain personal property. At December 31, 1996, the Company was not in compliance with certain covenants under the revolving line of credit agreement. Such covenants were subsequently modified or deleted in the Amended Agreement. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million beginning March 31, 1997; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined.

         At December 31, 1996, the Company had outstanding borrowings under the prior revolving line of credit agreement of $2,476,365 and the interest rate with respect to the line was 10.25 percent. Average borrowings outstanding under the revolving line of credit during 1996 were $2,573,358 and the weighted average interest rate was
         10.27 percent. Maximum borrowings outstanding under the revolving line of credit during 1996 were $2.7 million.

         In January 1995, Pacific Mountain Computer Products, Inc. ("PMCPI") entered into a revolving credit agreement (the "Merrill Line") with Merrill Lynch Financial Services, Inc. Borrowings under the Merrill Line are limited to the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts recievable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company. The Merrill Line expires April 30, 1997.

         At December 31, 1996, PMCPI had outstanding borrowings under the Merrill Line of $499,937 and the interest rate with respect to the line was 9.25 percent. Average borrowings outstanding under the revolving credit agreement during 1996 were $408,324 and the weighted average interest rate was 9.27 percent. Maximum borrowings outstanding under the revolving credit agreement during 1996 were $500,000.

         In November 1995, the Company entered into a letter agreement with Union Chelsea National Bank (UCNB) whereby UCNB agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by UCNB (ie., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to UCNB). On July 18, 1996, the Equity Line was increased to $1,000,000. Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.25%. At December 31, 1996, the Company had outstanding term notes and available credit under the Equity Line of $626,801 and $373,199, respectively.

         In connection with the Company's acquisition of PMCPI in 1994, the Company issued a $250,000 non-interest bearing note payable to PMCPI's sole shareholder. At December 31, 1996, the remaining obligation on such note, discounted at an imputed interest rate of 8.5%, was $50,000. The note was paid in full at its maturity date of January 1, 1997.

         In connection with the Company's acquisition of SCS, the Company issued to each of SCS' two shareholders a $100,000 non-interest bearing note payable due in varying installments through November 1997. At December 31, 1996, the remaining obligation due on such notes, discounted at an imputed rate of 10.0%, was $194,385.

         Notes payable and lines of credit consist of the following at December 31,

                                                     1996          1995
                                                     ----          ----
         Term loan with Bank of America, with
          interest at prime plus 2.0 percent,
          due in varying installments through
          August 30, 1997                         $2,476,365    $     -

         Revolving line of credit agreement
          with Bank of America, with variable
          interest rate of prime plus 2.0
          percent                                       -        2,700,000

         Revolving line of credit agreement
          with Merrill Lynch, with floating
          interest rate, currently at 9.25
          percent                                    499,937       332,424

         Secured notes payable to UCNB,
          payable in installments through
          November, 1999 with fixed interest
          rates between 9.75 and 10.0 percent,
          secured by leased equipment                626,801        62,264

         Acquisition notes payable, with
          imputed interest ranging from 8.5 to
          10 percent, due in varying
          installments through November 1997         244,385        95,939

         Other                                        34,394        46,327
                                                  ----------    ----------
                                                  $3,881,882    $3,236,954
                                                  ==========    ==========


NOTE 8:  COMMITMENTS AND CONTINGENCIES
         -----------------------------

     a)  Lease Agreements

         The Company leases office and warehouse space under operating leases expiring individually through 2002. The following is a schedule by year of future minimum rental payments required as of December 31, 1996 under these operating leases that have initial or remaining noncancelable lease terms in excess of one year:

          Years ending December 31,

                   1997                          $258,984
                   1998                           220,770
                   1999                           182,556
                   2000                           107,371
                   2001                           100,536
                   Thereafter                      50,268
                                                 --------
                         Total                   $920,485
                                                 ========

         Rental expense on operating leases was $206,342 and $143,581 for the years ended December 31, 1996 and 1995, respectively.

     b)  Employment Contracts

         The Company has employment agreements with certain of its executive officers and management personnel with remaining terms of approximately four years. Under these agreements, the employee is entitled to receive other employee benefits of the Company, including medical and life insurance coverage. The agreements may be terminated by either the Company or the employee at any time or for any reason. If an agreement is terminated due to the death of an employee, a death benefit equal to six months salary shall be paid to the employee's estate. The employment agreement of the Company's President and Chief Executive Officer includes additional compensation in the form of a bonus based on Company performance. The Company's annual expense under these agreements is approximately $795,000.


NOTE 9:  RELATED PARTY TRANSACTIONS
         --------------------------

     a)  Company's Board of Directors

         A member of the Company's Board of Directors is also an officer of Tiffany & Co., a major customer of the Company. Such individual does not have approval authority over lease transactions on behalf of Tiffany & Co.


     b)  Other Transactions

         Prior to the relocation of the Company's executive offices to Nevada in July 1995, the Company leased office space from a partnership owned by an officer and a former outside director. The Company paid rent of $22,190 to such partnership for the year ended December 31, 1995.

         Included in notes receivable from shareholders in the accompanying consolidated balance sheets at December 31, 1996 and 1995 is a $25,000 note receivable from a current officer for the purchase of Company common stock.

     c)  Aggregate Effect of Transactions with Related Parties

         The Board of Directors of the Company has reviewed the aggregate effect on operations of the above-described transactions and concluded that such transactions were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

NOTE 10: STOCKHOLDERS' EQUITY
         --------------------

         During the year ended December 31, 1996, the Company sold an aggregate of 880,125 shares of common stock to two investment groups in private placement transactions. The proceeds of these transactions, net of related costs of $131,692, was $858,278.

         In 1996, the Company issued 239,708 shares of restricted common stock in connection with the Company's acquisition of SCS.


         A.  SERIES A CONVERTIBLE PREFERRED STOCK
         ----------------------------------------

         In August 1993, the Company completed the sale of 380,000 shares of Series A Convertible Preferred Stock. The Preferred Stock is convertible at the holders option at any time into 1.75 shares of common stock at a conversion price of $5.68 per share. If the Series A Preferred Stock is converted on or prior to August 4, 1998, the holder will receive ten (10) warrants to purchase 1/8th share of common stock for each share of Series A Preferred Stock converted. Outstanding Series A Preferred Stock is redeemable by the Company at $10.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock pays dividends in arrears at an annual rate of $1.00 per share. A conversion bonus equal to $0.25 per share of Series A Preferred Stock converted shall be payable to any holder who converts such shares after the date in any calendar quarter on which dividends accrue and prior to such date for the succeeding calendar quarter.

         At December 31, 1996 and 1995 there were 229,016 shares of preferred stock and 1,509,840 warrants outstanding.

         Preferred stock dividends of $229,016 and $230,016 were paid from additional paid in capital in 1996 and 1995, respectively.


         B.  WARRANTS AND STOCK OPTIONS
         ------------------------------

         Warrants
         --------

         In August 1995, the Company registered 3,092,687 Class A Common Stock Purchase Warrants and 1,000,000 Class B Common Stock Purchase Warrants, together with the underlying common shares. Each of the warrants entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $3.00 per share.

         On July 9, 1996, the Company reduced the exercise price of the Class A Common Stock Purchase Warrants and called for redemption, effective at the close of business on August 9, 1996, all of the Class A warrants. The Company received gross proceeds of $55,592 from the exercise of 27,492 Class A warrants. All costs related to redeeming the Class A warrants in excess of the exercise proceeds were expensed in 1996.

         On December 15, 1996, the Company reduced the exercise price of the Class B Common Stock Purchase Warrants and called for redemption, effective at the close of business on January 15, 1997, all of the Class B warrants. Subsequent to December 31, 1996, 269,000 Class B Common Stock Purchase Warrants were exercised resulting in gross proceeds to the Company of $269,000. All costs related to redeeming the Class B warrants in excess of the exercise proceeds were expensed in 1996.

         During the year ended December 31, 1996, the Company issued an aggregate of 2,319,993 Class C Common Stock Purchase Warrants and an aggregate of 2,319,993 Class D Common Stock Purchase Warrants at exercise prices of $1.625 and $1.75, respectively, in connection with two private placements of common stock. Each of the warrants entitle the holders thereof to purchase one share of the Company's common stock at the exercise prices referred to above and expire on April 30, 1998. At December 31, 1996, none of the Class C or Class D warrants had been exercised.

         Stock Options
         -------------

         1)  Key Employee and Director

             On September 19, 1991, the stockholders of the Company approved the Key Employee Stock Option Plan and the Director Stock Option Plan at the Company's annual meeting. On October 27, 1992 the options under both plans (78,125 common shares under the Key Employee Plans and 15,625 common shares under the Director Plan) were granted and are exercisable at an option price of $4.00 per share. All options were granted at exercise prices equal to the market value of the Company's common stock on the date of grant and expire ten years from such date. Options underlying both plans are immediately vested.

             On June 24, 1993, the stockholders of the Company approved the Key Employee Stock Option Plan and Director Stock Option Plan at the Company's annual meeting. On November 22, 1993 the options under both plans (34,375 common shares under the Key Employee Plan and 9,375 shares under the Director Plan) were granted and are exercisable at $3.52 per share. All options were granted at exercise prices equal to the market value of the Company's common stock on the date of grant and expire ten years from such date. Options underlying both Plans are immediately vested.

             On May 24, 1994, the stockholders of the Company approved the 1994 Stock Option Plan at the Company's annual meeting. On May 4, 1995 and August 15, 1995, 202,500 and 47,500 options, respectively, (182,500 common shares to Key Employees and 67,500 common shares to Directors) were granted and are exercisable at $1.06 per share. All options were granted at exercise prices equal to the market value of the Company's common stock on the date of grant and expire ten years from such date. Options granted to key employees provide for ratable vesting over a four-year period and expire five years from the date of grant. Options granted to directors are immediately vested and expire ten years from the date of grant.

             On July 22, 1996, the stockholders of the Company approved the 1996 Stock Option Plan (the "1996 Plan") at the Company's annual meeting. During the year ended December 31, 1996, 500,000 options were granted pursuant to the 1996 Plan at exercise prices equal to the fair market value on the date of grant, provide for ratable vesting over a three-year period and expire five years from the date of grant. At December 31, 1996, there were 500,000 shares available for future grant under the 1996 Plan.

         2)  Other Options

             In 1995, the Board of Directors of the Company approved the issuance of options covering 275,000 shares of common stock to two companies for services. The exercise price of the options was $1.38 per share which was equal to the quoted market value of the Company's common stock at the date of grant. Such options were immediately vested and expire on March 6, 2000. During the year ended December 31, 1996, 77,000 options were exercised.

             In addition, the Board of Directors approved the issuance of options covering an aggregate of 150,000 shares of common stock to an existing shareholder and to one of the Company's Directors as an inducement to such individuals to provide the Company a short term loan during its transition and relocation from Hauppauge, New York to Las Vegas, Nevada. The exercise price of such options ranged from $1.31 to $1.69 per share; such prices were equal to the quoted market value of the Company's common stock at the date of grant. Such options were immediately vested and expire on various dates through June 7, 2000.

             Also in 1995, the Company issued options covering 25,000 shares of the Company's common stock to an individual at an exercise price of $1.38. Such options were immediately vested and were exercised during 1996.

             During the year ended December 31, 1996, the Company issued options covering an aggregate of 300,000 shares of common stock to its non-employee directors. The exercise prices of such options were equal to the quoted market value of the Company's common stock on the date of grant. The options were immediately vested and expire ten years from the date of grant.

             An officer of the Company has 58,125 options to acquire the Company's common stock at an exercise price of $0.08 per share. The options were granted in lieu of prospective commissions and were subject to a three year vesting.

             In 1993, the Company issued options covering 25,375 shares of the Company's common stock at an exercise price of $1.38. Such options were immediately vested and were exercised during 1996.

             The per share weighted average fair value of stock options granted during 1996 and 1995 was $0.45 and $0.35 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995, respectively: dividend yield of 0.0% for each year; expected volatility of 19 percent and 36 percent; risk free interest rates of 5.94% and 7.47%; and expected lives of five years.

             The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) available to common stockholders and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                  1996       1995
                                                  ----       ----

             Net earnings (loss) available to
              common stockholders:
               As reported                       (1,627)      (29)
               Pro forma                         (1,837)      (62)

             Loss per common share:
               As reported                        (0.45)    (0.01)
               Pro forma                          (0.51)    (0.02)

             The pro forma amounts presented above reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation costs for stock options under SFAS No. 123 is not reflected in the pro forma earnings available to common stockholders and pro forma earnings per common share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

             Stock option activity during the periods indicated is as follows:


                                             Number        Weighted Average
                                               of              Exercise
                                             Shares              Price
                                             ------        ----------------

             Balance at December 31, 1994      241,000           2.70
             Granted                           700,000           1.25
             Exercised                           -                -
             Expired or cancelled              (96,000)          3.90
                                             ------------------------

             Balance at December 31, 1995      845,000           1.36
             Granted                           850,000           1.74
             Exercised                        (127,375)          1.38
             Expired or cancelled               (5,000)          1.06
                                             ------------------------
             Balance at December 31, 1996    1,562,625           1.56
                                             ========================

             At December 31, 1996, the range of exercise prices and weighted average remaining contractual life of outstanding options was $0.08-$4.00 and 4.6 years, respectively.

             At December 31, 1996 and 1995, the number of options exercisable was 1,067,625 and 662,500, respectively, and the weighted average exercise price of those options was $1.44 and $1.48, respectively.

         C.  OTHER
         ---------

         Included in other assets in the accompanying consolidated balance sheet at December 31, 1996 is $269,000 of deferred costs associated with pending equity transactions. Such capitalized costs will be netted against the proceeds received in the first quarter of fiscal 1997.

NOTE 11: MANAGEMENT'S PLANS
         ------------------

         During 1996, the Company expanded the distribution services unit of its operations through the acquisition of Superior Computer Systems, Inc. Management believes that certain synergies exist between SCS and PMCPI in addition to the fact that the fixed costs of operating this business unit could be leveraged against a significantly higher revenue base, resulting in more profitable operations on a consolidated basis. As a result of this acquisition, management anticipates that 1997 revenues from distribution services will exceed 50% of the Company's revenues on a consolidated basis. The Company intends to continue to pursue its strategy of diversifying the technology services it offers through the acquisition of other parallel businesses. Accordingly, management believes that revenues from the leasing services unit of its operations will continue to decline as a percentage of consolidated revenues, although management believes that the dollar amount of such revenues will remain relatively constant in the near term.

         As discussed in Note 7, the Company modified its revolving credit agreement with Bank of America to a term note. Management intends to continue to seek alternative financing to replace Bank of America prior to August 15, 1997. However, if the Company is unsuccessful in its endeavors, management intends to exercise the extension option available to it, thereby extending the term note to January 1, 1998.

         The Company is continuously seeking debt and/or equity financing to fund additions to its lease portfolio. However, should the Company fail to receive additional debt or equity financing in 1997, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there can be no assurance that financial institutions will continue to fund the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company.

         Based on the Company's anticipated residual value realization and distribution sales, management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Management further believes that its existing credit lines will be renewed as they come due.

NOTE 12: MAJOR CUSTOMERS
         ---------------

         Revenue from leases with three customers of the Company accounted for 25.0%, 12.8%, and 7.4% and 11.5%, 13.1% and 10.2% of
         consolidated revenues for the years ended December 31, 1996 and 1995, respectively.

NOTE 13: EMPLOYEE BENEFIT PLANS
         ----------------------

         The Company has a qualified 401(k) Profit Sharing Plan (the "Plan") covering all employees of the Company, including officers. Employees are eligible to participate in the Plan upon hire. The Plan requires the Company to match 50% of each dollar contributed by a Plan participant up to the Participants qualified deferral amount. During 1996 and 1995, the Company contributed its required amounts of $34,498 and $26,986 to the Plan on behalf of the Plan's participants.

NOTE 14: SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
         ----------------------------------------------------------------------

         During the year ended December 31, 1996, the Company issued 67,500 shares of common stock in exchange for a note receivable of $68,750 and acquired all of the outstanding common stock of Superior Computer Services, Inc. in exchange for 239,708 shares of restricted common stock and a $200,000 non-interest bearing note payable.

         In 1995, 1,000 shares of Series A Convertible Preferred Stock were converted into 1,750 shares of common stock; 165,672 shares of common stock were issued pursuant to guaranteed return provisions related to 1994 private placement stock sales; 22,000 shares of common stock were issued to satisfy debt of $45,825 and 529,500 shares of common stock were issued for services valued at $1,142,462. In addition, the Company forgave a $54,000 note receivable from the Company's former chairman in connection with the buyout of such individuals retirement agreement.


NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------------------------

         The following disclosure of the estimated fair value of financial instruments was made in accordance with Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments. SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

         The carrying amounts at December 31, 1996 for receivables, accounts payable, accrued liabilities, notes payable and lines of credit approximate their fair values due to the short maturity of these instruments. As of December 31, 1996, the carrying amount of recourse discounted lease rentals of $196,518 approximate their fair values because the discount rates are comparable to current market rates of comparable debt having similar maturities and credit quality.

NOTE 16: 1996 FOURTH QUARTER CHARGES
         ---------------------------

         During the fourth quarter of 1996, the Company recorded a charge of $889,000 to reduce the carrying amount of certain previously leased equipment and the estimated unguaranteed residual values of equipment on lease. These charges resulted from a decrease in the wholesale market value of the previously leased equipment due to an increase in availability in excess of current demand. Although management believes that its recorded residual values are properly stated, there can be no assurance that the Company will not experience further material residual value or inventory write-downs in the future.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                   Age    Position
----                   ---    --------

Michael F. Daniels     48     Chairman of the Board, President and
                              Chief Executive Officer

William J. Vargas      37     Vice President - Finance, Chief
                              Financial Officer, Treasurer and
                              Secretary

Larry M. Segall        42     Director

L. Derrick Ashcroft    68     Director


MICHAEL F. DANIELS has served as Chairman of the Board of Directors, President and Chief Executive Officer since April 1994 and as a Director of the Company since 1983. He served as Chief Operating Officer from March 1993 to April 1994 and as Senior Vice President - Marketing for more than five years prior thereto. From 1970 to 1983 he was a Senior Systems Engineer with Metropolitan Life Insurance Company.

WILLIAM J. VARGAS has served as Vice President - Finance, Chief Financial Officer and Treasurer since May 1995 and as Secretary since February 1996. From July 1993 to January 1995 he was the Senior Director of Finance for Fitzgeralds Casino/Hotel and from February 1995 through April 1995 he was an independent financial consultant. From July 1990 to December 1991 and from January 1992 to July 1993 he was the Chief Financial Officer of Electronic Data Technologies, Inc. and Sport of Kings, Inc., respectively, two publicly traded gaming companies. From 1984 to 1990 he was employed as an auditor with Arthur Andersen & Co.

LARRY M. SEGALL has served as a Director of the Company since November 1989.
 Mr. Segall has been employed by Tiffany & Co. as Controller since 1985 and is currently its Vice President, Treasurer and Controller. From 1983 to 1985 he was the Controller of Murijani International Ltd. From 1977 to 1983 he was employed as an auditor with Touche Ross & Co.

L. DERRICK ASHCROFT has served as a Director of the Company since August 1994. From 1988 to 1995 he was Chairman of the Board of Cardiopet, Inc., an animal diagnostic firm and from 1986 to 1988 he was Chairman of the Board and President of Ashcroft Rubin, Inc., an equipment leasing company specializing in tax-driven equipment leases. He also currently serves as a director on the board's of Tatatech, Inc., a high-tech venture capital firm and Telco Technologies, Inc., a telecommunications services company. Mr. Ashcroft is a graduate of Oxford University, England.

Mr. William G. McMurtrey and Dr. David C. Ward resigned from the Company's Board of Directors on March 25, 1997 and March 31, 1997, respectively. Their were no disagreements related to such resignations.

Officers serve at the discretion of the Board of Directors. All Directors hold office for one year terms and until the election and qualification of their successors. The Company has a Key Employee Stock Option Committee and an Audit Committee consisting of Messrs. Segall and Ashcroft. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the year ended December 31, 1996.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from January 1, 1995 through December 31, 1996, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

The compensation paid and/or accrued to the Chief Executive Officer of the Company for services rendered to the Company during the three fiscal years ended December 31, 1996 and the compensation paid and/or accrued to the Chief Financial Officer of the Company for services rendered to the Company during the year ended December 31, 1996 is presented in the following table. No other executive officer received annual compensation in excess of $100,000 in any of the three years ended December 31, 1996.

(a)  Summary Compensation Table

                                             Annual Compensation
                                    -------------------------------------
                                                             Other Annual
Name of Individual and    Fiscal    Salary       Bonus       Compensation
  Principal Position       Year      ($)          ($)             ($)
----------------------    ------    ------       -----       ------------

Michael F. Daniels         1996   $273,077         -         $258,619 (2)
  President & CEO          1995    254,808    $ 25,000(1)     198,987 (2)
                           1994    188,314     732,000(4)     192,148 (2)

William J. Vargas          1996    115,341         -             -
  CFO & Secretary


(a)  Summary Compensation Table (cont'd)

                                              Long Term Compensation
                                    ----------------------------------------
                                             Awards                Payouts
                                    ------------------------      ----------
                                                   Securities     Long Term
                                    Restricted     Underlying     Incentive
Name of Individual and    Fiscal      Stock       Options/SARs       Plan
  Principal Position       Year     Awards($)         (#)         Payouts($)
----------------------    ------    ----------    ------------    ----------

Michael F. Daniels         1996         -            250,000          -
  President & CEO          1995         -             79,000          -
                           1994         -              -              -

William J. Vargas          1996         -             70,000          -
  CFO & Secretary


(a)  Summary Compensation Table (cont'd)

                                         All
Name of Individual and    Fiscal        Other
  Principal Position       Year     Compensation($)
----------------------    ------    ---------------

Michael F. Daniels         1996        $4,750 (3)
  President & CEO          1995         4,500 (3)
                           1994         4,500 (3)

William J. Vargas          1996         1,900 (3)
  CFO & Secretary

<F1>  Consists of accrued bonus pursuant to employment contract.
<F2>  Consists of commission income based upon realization of excess residual values related to leases entered into prior to May 15, 1993.
<F3>  Represents Company matching contribution to 401(k) Profit Sharing Plan.
<F4>  Consists of 300,000 shares of restricted common stock at a quoted market price of $2.44 granted in lieu of discretionary commissions.


(b)  Option/SAR Grants in Last Fiscal Year

                        Number of       Percent of
                       Securities          Total
                       Underlying      Options/SAR's      Exercise
                      Options/SAR's      Granted to        or Base      Expiration
      Name             Granted (#)     In Fiscal Year    Price($/Sh)       Date
      ----            -------------    --------------    -----------    ----------

Michael F. Daniels       250,000            50.0%           $1.75        05-09-01
William J. Vargas         70,000            14.0%            1.75        05-09-01


(c) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

                                                         Number of          Value of
                                                         Securities        Unexercised
                                                         Underlying       In-The-Money
                                                        Options/SAR's     Options/SAR's
                                                          At Fiscal         At Fiscal
                              Shares                    Year End (#)      Year End ($)
                             Acquired       Value       Exercisable/      Exercisable/
      Name                  On Exercise    Realized     Unexercisable     Unexercisable
      ----                  -----------    --------     -------------     -------------

Michael F. Daniels               0            0        180,250/250,000    $55,218/$0.00

William J. Vargas                0            0        12,500/70,000      $0.00/$0.00


(d)  Directors Compensation

Each non-employee director of the Company is paid $1,000 per month. In addition, each director is entitled to participate in the Company's 1991 and 1993 Director Stock Option Plan and in the 1994 Stock Option Plan. During 1996, the Company granted an aggregate of 300,000 options to non-employee directors at an exercise price of $1.75 per share, which was the market value of the Company's common stock on the date of grant. The Company does not pay its directors any additional fees for committee participation.


(e)  Employment Contracts

Michael F. Daniels serves as the Company's President and Chief Executive Officer under an employment agreement dated July 1, 1995 and expiring June 30, 2000. Mr. Daniels' compensation under such agreement is $300,000 per annum and he is eligible for a bonus based on company performance. In addition, Mr. Daniels is entitled to receive commissions equal to 25% of the net proceeds realized by the Company in excess of the residual value of equipment subject to leases which commenced prior to May 15, 1993 and for which Mr. Daniels was the lead salesperson.

William J. Vargas serves as the Company's Chief Financial Officer, Treasurer and Secretary under an employment agreement dated July 1, 1995 and expiring June 30, 2000. Mr. Vargas' compensation under such agreement is $110,000 per annum.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 1997, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Act of 1934) of shares of Common Stock, $0.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table and (iv) all executive officers and Directors as a group:

                         Amount and Nature
Name and Address of      of Beneficial Own-    Percentage of
Beneficial Owner (1)     ership (2)              Class (3)
--------------------     ------------------    -------------

Michael F. Daniels             633,958 (4)         11.8%

William J. Vargas               66,833 (5)          1.4%

Larry M. Segall                266,875 (6)          5.3%

L. Derrick Ashcroft            152,500 (7)          3.1%

Select Media Ltd.              248,000 (8)          5.0%

All Directors and
 Executive Officers
 as a Group (4 persons)      1,120,166             19.2%

<F1>  The address for all individuals identified herein is 6540 S. Pecos
      Road, Suite 103, Las vegas, Nevada 89120.
<F2>  Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or upon the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or shares of Series A Convertible Preferred Stock that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
<F3>  Based on 4,726,028 shares of common stock outstanding as of March 12,
      1997.
<F4>  Includes options to purchase 180,250 shares of common stock granted to
      Mr. Daniels which are currently exercisable and options to purchase
      83,333 shares of common stock which are exercisable within 60 days from the date hereof.
<F5>  Includes options to purchase 12,500 shares of common stock granted to
      Mr. Vargas which are currently exercisable and options to purchase
      23,333 shares of common stock which are exercisable within 60 days from the date hereof.
<F6>  Includes options to purchase 254,000 shares of common stock granted to
      Mr. Segall which are currently exercisable.
<F7>  Includes options to purchase 147,500 shares of common stock granted to
      Mr. Ashcroft which are currently exercisable.
<F8>  Includes options to purchase 198,000 shares of common stock which are currently exercisable.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Segall, a director of the Company, is also an officer of Tiffany & Co., one of the Company's customers. Mr. Segall receives no cash or other remuneration from the Company other than a fee for his services as a director and participation in the Director Stock Option plans. The Company believes that the terms of its lease arrangements with Tiffany & Co. are fair and have been reached on an arms-length basis.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          (b)  Reports on Form 8-K: None.



(a)    Exhibits
       --------


Exhibit
Number                            Description
-------                           -----------

  3.1     Amended Certificate of Incorporation.**
  3.2     By laws as amended.*
  4.1     Specimen Series A Convertible Preferred Stock Certificate.*
  4.2     Specimen Warrant Certificate.*
  4.3     Specimen Common Stock Certificate.*
  4.4     Certificate of Designation of Series A Convertible Preferred Stock.*
  4.5     Form of Representative's Warrants.*
 10.1     Loan Agreement with Bank of America dated July 11, 1995.***
 10.2     Amendment No. 1 to Loan Agreement with Bank of America.***
 10.3     Amendment No. 2 to Loan Agreement with Bank of America.***
 10.4     Amendment No. 3 to Loan Agreement with Bank of America.***
 10.5     Merrill Lynch Line of Credit Agreement.***
 10.6     Amendment No. 1 to Merrill Lynch Line of Credit Agreement.***
 10.7     Amendment No. 2 to Merrill Lynch Line of Credit Agreement.***
 10.8     Letter Agreement between the Registrant and Union Chelsea
          National Bank dated November 27, 1995.***
 10.9     1991 Directors' Stock Option Plan.*
 10.10    1991 Key Employees' Stock Option Plan.*
 10.11    1993 Directors' Stock Option Plan.*
 10.12    1993 Key Employees' Stock Option Plan.*
 10.13    Indemnification Agreement dated as of September 5, 1990
          between the Registrant and Michael F. Daniels.*
 10.14    1994 Stock Option Plan.*
 10.15    Employment Agreement dated as of July 1, 1995 between the
          Registrant and Michael F. Daniels.***
 10.16    1996 Stock Option Plan.****
 11       Computation of Earnings per Share.
 21       List of Subsidiaries.
 27       Financial Data Schedule.

<F*>     Incorporated by reference to Registration Statement No. 33-64246.
<F**>    Incorporated by reference to Post Effective Amendment No. 1 to
         Registration Statement No. 33-93274.
<F***>   Incorporated by reference to the Company's 1995 Annual Report on
         Form 10-KSB/A, Commission File No. 0-18303.
<F****>  Incorporated by reference to the Company's 1996 Proxy Statement.




                                 SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LEC TECHNOLOGIES, INC.
                                       -------------------------------

Date:  March 12, 1997                  By: /s/ Michael F. Daniels
-------------------------------             ------------------------------------
                                           Michael F. Daniels, President
                                           and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:  March 12, 1997                  By: /s/ Michael F. Daniels
------------------------------             ------------------------------------
                                           Michael F. Daniels, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:  March 12, 1997                  By: /s/ William J. Vargas
------------------------------             ------------------------------------
                                           William J. Vargas, V.P.
                                           Finance (Principal Financial and
                                           Accounting Officer)


Date:  March 12, 1997                  By: /s/ Larry M. Segall
------------------------------             ------------------------------------
                                           Larry M. Segall, Director



Date:  March 12, 1997                  By: /s/ L. Derrick Ashcroft, Director
------------------------------             ------------------------------------
                                           L. Derrick Ashcroft, Director