Form 10QSB
period 1997-03-31
LEASING EDGE CORP
filed 1997-05-16
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    MARCH 31, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

Commission File No. 0-18303
-----------------------------------------------------------------

                             LEC TECHNOLOGIES, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
April 30, 1997:  4,659,919 common shares.

Traditional Small Business Disclosure Format (Check one): Yes [ ];
No [X]






                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-QSB

                                                                  PAGE
                                                                 ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 1997
            (Unaudited) and December 31, 1996                     3

          Consolidated Statements of Operations -
            for the three months ended
            March 31, 1997 and 1996  (Unaudited)                  5

          Consolidated Statements of Cash Flows -
            for the three months ended March 31, 1997
            and 1996 (Unaudited)                                  6

          Notes to Consolidated Financial Statements
            (Unaudited)                                           8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition or Plan of Operations      11


PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K              16

                 (a)   Exhibits
                 (b)   Reports on Form 8-K


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                         March 31,     December 31,
                                            1997           1996
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   205,861    $   412,340
  Receivables - net of allowance
    for doubtful accounts of $145,699
    and $170,699                          1,765,179      1,096,868
  Notes receivable - employees              195,069        199,185
  Inventory, net                          1,471,205      2,210,674
  Investment in leased assets:
    Operating leases, net                18,260,430     17,617,934
    Sales-type and direct financing       4,605,720      4,927,894
  Furniture and equipment - net of
    accumulated depreciation of
    $312,139 and $304,495                   200,793        157,112
  Other assets                              180,292        397,712
  Goodwill, net of accumulated
    amortization of $96,941 and
    $84,408                                 655,098        667,631
                                         ----------     ----------
TOTAL ASSETS                            $27,539,647    $27,687,350
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (continued)

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                         March 31,     December 31,
                                            1997           1996
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 2,646,994    $ 2,946,365
  Accrued liabilities                       385,013        401,569
  Notes payable and lines of credit       3,924,349      3,881,882
  Nonrecourse and recourse discounted
    lease rentals                        15,063,465     14,808,581
  Other liabilities                         212,254        410,763
                                         ----------     ----------
    TOTAL LIABILITIES                    22,232,075     22,449,160
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    4,726,019 and 4,407,019 shares issued
    and 4,659,919 and 4,340,919 shares
    outstanding at March 31, 1997
    and December 31, 1996, respectively      47,261         44,071
  Additional paid-in capital             10,424,346     10,437,915
  Accumulated deficit                    (4,966,502)    (5,046,263)
                                         ----------     ----------
                                          5,507,395      5,438,013
  Common stock held in treasury, at
    cost; 66,100 shares                    (106,073)      (106,073)
  Note receivable from stockholder          (93,750)       (93,750)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            5,307,572      5,238,190
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $27,539,647    $27,687,350
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                            ----------------------
                                            March 31,   March 31,
                                              1997        1996
                                            ----------  ----------
Revenues:
  Operating leases                          $2,225,221  $2,591,214
  Finance income                                78,509      61,138
  Direct sales                                 347,406     559,324
  Other                                          4,776       1,133
                                             ---------   ---------
Total revenues from
  leasing operations                         2,655,912   3,212,809
Distribution sales                           4,824,787   1,590,517
                                             ---------   ---------
Total revenues                               7,480,699   4,803,326
                                             ---------   ---------
Costs and expenses:
  Operating leases                           1,540,076   1,812,708
  Interest expense                             322,787     338,510
  Direct sales                                 280,603     382,200
                                             ---------   ---------
Total costs from
  leasing operations                         2,143,466   2,533,418
Distribution cost of
  sales                                      4,149,677   1,389,614
Selling, general and
  administrative expenses                      977,890     700,375
Interest expense                               129,905      83,983
                                             ---------   ---------
Total costs and expenses                     7,400,938   4,707,390
                                             ---------   ---------
Income before
  income taxes                                  79,761      95,936
Provision for income
  taxes                                           -           -
                                             ---------   ---------
Net income                                  $   79,761  $   95,936
                                             =========   =========
Earnings per common
  share                                     $     0.01  $     0.01
                                             =========   =========
Weighted average common
  shares outstanding                         4,438,243   3,345,599
                                             =========   =========

The accompanying notes are integral part of these consolidated financial statements.

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Three Months Ended
                                        --------------------------
                                         March 31,     March 31,
                                            1997          1996
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                          $     79,761   $    95,936
    Adjustments to reconcile net
      income to cash provided
      by operating activities:
        Depreciation and amortization      1,560,253     1,829,887
        Change in assets and liabilities
          due to operating activities:
          (Increase) decrease in
            accounts receivable             (668,311)     (273,858)
          Decrease in inventory              432,784       345,066
          Decrease in accounts
            payable                         (299,371)     (165,110)
          (Decrease) increase in
            accrued liabilities              (16,556)      254,800
          All other operating activities    (203,214)      (15,049)
                                         -----------    ----------
    Total adjustments                        805,585     1,975,736
                                         -----------    ----------
  Net cash provided by operating
    activities                               885,346     2,071,672
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                  798,048       339,096
  Purchases of inventory for lease        (2,776,510)   (1,512,390)
  Purchases of furniture and equipment       (51,325)       (1,145)
  Decrease in notes receivable                 4,116          -
  Sales-type and direct financing
    lease rentals received                   424,749       419,227
                                         -----------    ----------
  Net cash used in investing activities   (1,600,922)     (755,152)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Three Months Ended
                                        --------------------------
                                         March 31,     March 31,
                                            1997          1996
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals      2,376,707     1,541,046
  Payments on nonrecourse and recourse
    discounted lease rentals              (2,121,823)   (2,783,248)
  Proceeds from notes payable                477,886        61,697
  Payments on notes payable                 (435,419)      (86,257)
  Proceeds from exercise of warrants         269,000          -
  Preferred stock dividends paid             (57,254)      (57,254)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                     509,097    (1,324,019)
                                         -----------    ----------
Net decrease in cash                        (206,479)       (7,499)
Cash at beginning of period                  412,340       209,084
                                         -----------    ----------
Cash at end of period                   $    205,861   $   201,585
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $    397,122   $   412,770
                                         ===========    ==========
    Income taxes                        $       -      $     5,061
                                         ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LEC Technologies, Inc. (formerly, Leasing Edge Corporation) and its wholly owned subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current period presentation.

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The operating results and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.



Note 2.  Earnings Per Share

Earnings per common and common equivalent share are computed based on the weighted average number of common and common equivalent shares outstanding during the three month period ended March 31, 1997. Dilutive stock options included in the number of common and common equivalent shares are based on the treasury stock method.



Note 3.  Notes Payable and Lines of Credit

On October 31, 1996, the Company revolving line of credit agreement with Bank of America matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. The Amended Agreement expires on August 15, 1997 (the "Initial Expiration Date"); however, the Initial Expiration Date may be further extended, at the Company's option, to January 1, 1998 (the "Optional Expiration Date") subject to the Company's satisfaction of certain conditions. Terms of the Amended Agreement require the Company to make monthly graduated principal repayments in an aggregate of $500,000 through August 15, 1997 or, if the Company exercises its extension option, in an aggregate of $1,110,000 through January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus four percentage points and is collateralized by certain personal property. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined.

At March 31, 1997, the Company had outstanding borrowings under the Amended Agreement of $2,256,365 and the applicable interest rate
12.5 percent.

In January 1995, PMCPI entered into a revolving credit agreement (the "Merrill Line") with Merrill Lynch Financial Services, Inc. Borrowings under the Merrill Line are limited to the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts receivable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company and expires May 31, 1997.

At March 31, 1997, PMCPI had outstanding borrowings under the Merrill Line of $484,937 and the interest rate with respect to the line was 9.5 percent. Average borrowings outstanding under the revolving credit agreement during the three months ended March 31, 1997 were approximately $504,000 and the weighted average interest rate was approximately 9.26 percent. Maximum borrowings outstanding under the revolving credit agreement during such period were $510,000.

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

At March 31, 1997, the Company had outstanding term notes under the Equity Line of $1,000,000.



Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION


Overview

     The Company was originally founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995, changed its name to Leasing Edge Corporation. In March, 1997, the Company's shareholders approved a change in the Company's name to LEC Technologies, Inc. Unless the context otherwise requires, the term the "Company" as used herein refers to LEC Technologies, Inc. and its wholly-owned subsidiaries.

     The Company's services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three business groups are as follows:

     Leasing Services: Leasing, remarketing, financial engineering, consulting and third-party maintenance and systems integration services for midrange systems, telecommunications equipment, point-of-sale systems and system peripherals. The Company conducts its leasing services under the trade name Leasing Edge Corporation.

     Distribution Serveices: Sales of terminals, printers, communication controllers and routers, supplies, technical consulting and third-party maintenance services. Business units comprising distribution services are Superior Computer Systems, Inc. ("SCS") and Pacific Mountain Computer Products, Inc. ("PMCPI"), wholly-owned subsidiaries of LEC Technologies, Inc.

     Remarketing Services: Remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors or brokers. This unit also has consignment relationships with certain customers to assist such organizations in the sale of their used equipment. Business units comprising remarketing services include Leasing Edge Corporation, SCS, PMCPI and Atlantic Digital International ("ADI"), a division of Leasing Edge Corporation. ADI specializes in the acquisition and remarketing of Digital Equipment Corporation equipment on both a domestic and an international basis.

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 19965

Revenues

     Total revenues from leasing operations decreased $ 556,897, or 17.3%, during the first three months of 1997 compared to the prior year period due primarily to a decrease in revenue from the portfolio portfolio base of operating leases of $365,993, or 14.1%, and a decrease in direct sales revenues of $211,918, or 17.3%. The decrease in operating lease revenues resulted from the expiration of certain month-to-month leases which were not replaced by similar lease transactions.

     Distribution sales increased from $1,590,517 for the first quarter of 1996 to $4,824,787 for the 1997 period due primarily to the acquisition of SCS in November, 1996 and the formation of ADI in January, 1997.

Costs and Expenses

     Total costs from leasing operations as a percentage of leasing revenue was 80.7% for the three months ended March 31, 1997, compared with 78.9% for the prior year quarter. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) decreased $166,945, or 24.6%. Gross margin from leasing operations (gross profit from leasing operations as a percentage of total revenues from leasing operations) declined to 19.3% from 21.1%.

     Leasing costs associated with the portfolio base of operating leases decreased $272,632, or 15.0%. Gross profit on operating leases decreased by $93,361 due primarily to the expiration of certain month-to-month leases. Such leases generally have a higher profit margin than other operating leases since the equipment has often already been depreciated to zero.

     Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buyout options treated as sales) decreased $101,597, or 26.6% and increased as a percentage of the related revenue to 80.8% from 68.3%. The increase in the cost to revenue percentage is due to residual value realization more closely matching stated values in 1997 as compared to 1996.

     Distribution cost of sales of $4,149,677 represents a $2,760,063 increase over the prior year period due to the aforementioned acquisition of SCS and the formation of ADI. Gross margin on distribution sales increased to 14.0% in 1997 from 12.6% in 1996 due to an increase in comparative sales volume of certain higher margin products.

     Selling, general and administrative expenses increased
$277,515 in the 1997 period compared to the prior year period due primarily to increased staffing levels resulting from the acquisition of SCS.

     Interest expense on non-lease related indebtedness increased
$45,922, or 54.7% due to higher average debt levels and interest rates.

     The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At March 31, 1997, the Company had unexpired net operating loss carryforwards of approximately $3,900,000 which can be utilized to offset future taxable income, if any.

Net Earnings

     As a result of the foregoing, the Company recorded net income of $79,761 during the quarter ended March 31, 1997 as compared to net income of $95,936 in 1996.


                 Liquidity and Capital Resources

     Since equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease.
Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. At March 31, 1997, the Company had approximately $206,000 in cash and availability under its credit lines.

     On October 31, 1996, the Company revolving line of credit agreement with Bank of America matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. The Amended Agreement expires on August 15, 1997 (the "Initial Expiration Date"); however, the Initial Expiration Date may be further extended, at the Company's option, to January 1, 1998 (the "Optional Expiration Date") subject to the Company's satisfaction of certain conditions. Terms of the Amended Agreement require the Company to make monthly graduated principal repayments in an aggregate of $500,000 through August 15, 1997 or, if the Company exercises its extension option, in an aggregate of $1,110,000 through January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus four percentage points and is collateralized by certain personal property. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined.

     At March 31, 1997, the Company had outstanding borrowings under the Amended Agreement of $2,256,365 and the applicable interest rate 12.5 percent.

     In January 1995, PMCPI entered into a revolving credit agreement (the "Merrill Line") with Merrill Lynch Financial
Services, Inc.   Borrowings under the Merrill Line are limited to
the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts receivable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company and expires May 31, 1997.

     At March 31, 1997, PMCPI had outstanding borrowings under the Merrill Line of $484,937 and the interest rate with respect to the line was 9.5 percent. Average borrowings outstanding under the revolving credit agreement during the three months ended March 31, 1997 were approximately $504,000 and the weighted average interest rate was approximately 9.26 percent. Maximum borrowings outstanding under the revolving credit agreement during such period were $510,000.

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

     At March 31, 1997, the Company had outstanding term notes under the Equity Line of $1,000,000.

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

     The Company intends to continue to retain residual ownership of all the equipment it leases. As of March 31, 1997, the Company had a total net investment in lease transactions of $22.9 million compared to $22.5 million as of December 31, 1996. The estimated residual value of the Company's portfolio of leases expiring between April 1, 1997 and December 31, 2001 totals $10,218,812, although there can be no assurance that the Company will be able to realize such residual value in the future. As of March 31, 1997, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:

          Year ending December 31,
          ------------------------
               1997                          $ 4,314,260
               1998                            1,877,652
               1999                            1,592,800
               2000                            1,823,000
               2001                              611,100
                                              ----------

                    Total                    $10,218,812
                                              ==========

     Leased equipment expenditures of $2,776,510 for the quarter ended March 31, 1997 were financed through the discounting of $2,376,707 of noncancelable lease rentals to various financial institutions, borrowings under the Company's Equity Line and available cash.

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


                  Safe Harbor Statement under the
         Private Securities Litigation Reform Act of 1995


Certain statements herein and in future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect" and "anticipate" and other similar expressions identify forward-looking statements. These and other similar forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, the mix of leases written, the availability and timing of external capital, the timing of the Company's realization of its recorded residual values, new product announcements, continued growth of the semiconductor industry, trend of movement to client/server environment, interest rate fluctuatiuons, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and worldwide economic and business conditions. With respect to economic conditions, a recession can cause customers to put off new investments and increase the Company's bad debt experience. The mix of leases written in a quarter is a direct result of many factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competiotion from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


PART II - OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11        Statement re Computation of Per Share
                         Earnings.

          (b)  Reports on Form 8-K

               Report dated January 10, 1997 regarding the acquisition of Superior Computer Systems, Inc.


                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEASING EDGE CORPORATION
                                   (Registrant)


Date:     May 14, 1997             /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     May 14, 1997             /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)


ITEM 6
------
EXHIBIT 11
----------
              LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
               STATEMENT RE COMPUTATION OF PER SHARE
                        EARNINGS - PRIMARY

                                           Three Months Ended
                                        -------------------------
                                        March 31,      March 31,
                                           1997           1996
                                        ----------     ----------
Shares outstanding at beginning
  of period                              4,340,919      3,129,319

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                  35,285        216,280

Effect of issuance of common stock
  for services                               6,028           -

Exercise of "B" warrants                    56,011           -
                                        ----------     ----------
Weighted average shares - primary        4,438,243      3,345,599
                                        ==========      =========

Net earnings                           $    79,761    $    95,936
Preferred stock dividends                  (57,254)       (57,254)
                                        ----------
----------Net earnings available to
  common shareholders                  $    22,507    $    38,682
                                        ==========     ==========
Primary earnings per common
  share                                $      0.01    $      0.01
                                        ==========     ==========

Fully diluted earnings per share is not presented because the effect of such calculation is anti-dlutive.