Form 10QSB
period 1997-06-30
LEC TECHNOLOGIES INC
filed 1997-09-16
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10Q-SB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    JUNE 30, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
July 31, 1997:  4,632,811 common shares.

Traditional Small Business Disclosure Format (Check one): Yes [ ];
No [X]

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10-QSB

                                                                 PAGE
                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1997 (Unaudited)
  and December  31, 1996                                          3

Consolidated Statements of Operations - for the three
  and six months ended June 30, 1997 and 1996  (Unaudited)        5

Consolidated Statements of Cash Flows - for the six months
  ended June 30, 1997 and 1996 (Unaudited)                        6

Notes to Consolidated Financial Statements (Unaudited)            8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                      11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        16
         (a)   Exhibits
         (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1997           1996
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   196,233    $   412,340
  Receivables - net of allowance
    for doubtful accounts of $138,667
    and $170,699                          2,424,310      1,096,868
  Notes receivable - employees              190,525        199,185
  Inventory, net                          2,652,428      2,210,674
  Leased assets:
    Operating leases, net                17,241,646     17,617,934
    Sales-type and direct
      financing leases                    4,991,817      4,927,894
  Furniture and equipment - net of
    accumulated depreciation of
    $327,931 and $304,495                   175,959        157,112
  Other assets                              294,324        397,712
  Goodwill, net of accumulated
    amortization of $109,475 and
    $84,408                                 642,564        667,631
                                         ----------     ----------
TOTAL ASSETS                            $28,809,806    $27,687,350
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1997           1996
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 3,937,460    $ 2,946,365
  Accrued liabilities                       658,670        401,569
  Notes payable and lines of credit       3,574,927      3,881,882
  Nonrecourse and recourse discounted
    lease rentals                        15,221,204     14,808,581
  Other liabilities                         100,705        410,763
                                         ----------     ----------
    TOTAL LIABILITIES                    23,492,966     22,449,160
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    4,726,019 and 4,407,019 shares
    issued and 4,632,819 and 4,340,919
    shares outstanding at June 30, 1997
    and December 31, 1996, respectively      47,261         44,071
  Additional paid-in capital             10,367,092     10,437,915
  Accumulated deficit                    (4,861,371)    (5,046,263)
                                         ----------     ----------
                                          5,555,272      5,438,013
  Common stock held in treasury, at
    cost; 93,200 and 66,100 shares
    at June 30, 1997 and December 31,
    1996, respectively                     (144,682)      (106,073)
  Note receivable from stockholders         (93,750)       (93,750)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            5,316,840      5,238,190
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $28,809,806    $27,687,350
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended        Six Months Ended
                         ----------------------   ----------------------
                          June 30,    June 30,     June 30,    June 30,
                            1997        1996         1997        1996
                         ----------  ----------   ----------  ----------
Revenues:
  Operating leases       $2,373,559  $2,490,734  $ 4,598,780 $5,081,948
  Sales-type leases           6,393     304,124        6,393    304,124
  Finance income             96,204      56,242      174,713    117,380
  Direct sales            1,031,581     316,200    1,378,987    875,524
                          ---------   ---------   ----------  ---------
Total revenues from
  leasing operations      3,507,737   3,167,300    6,158,873  6,378,976
Distribution sales        5,029,354   1,484,210    9,854,141  3,047,743
Other                         2,090      12,449        6,866     13,582
                          ---------   ---------   ----------  ---------
  Total revenues          8,539,181   4,663,959   16,019,880  9,440,301
                          ---------   ---------   ----------  ---------
Costs and expenses:
  Operating leases        1,475,378   1,749,313    3,015,454  3,562,021
  Sales-type leases           1,700     210,761        1,700    210,761
  Interest expense          323,991     310,002      646,778    648,512
  Direct sales              953,790     399,800    1,234,393    782,000
                          ---------   ---------   ----------  ---------
Total costs from
  leasing operations      2,754,859   2,669,876    4,898,325  5,203,294

Distribution cost of
  sales                   4,269,530   1,297,807    8,419,207  2,660,437
Selling, general and
  administrative expenses 1,257,222     849,251    2,235,112  1,549,626
Interest expense            152,439      90,422      282,344    174,405
                          ---------   ---------   ----------  ---------
Total costs and expenses  8,434,050   4,907,356   15,834,988  9,587,762
                          ---------   ---------   ----------  ---------
Income (loss) before
  income taxes              105,131    (243,397)     184,892   (147,461)

Provision for income
  taxes                        -           -            -          -
                          ---------   ---------    ---------  ---------
Net income (loss)        $  105,131  $ (243,397)  $  184,892 $ (147,461)
                          =========   =========    =========  =========
Earnings per common
  share                  $     0.01  $    (0.09)  $     0.01 $    (0.08)
                          =========   =========    =========  =========
Weighted average common
  shares outstanding      4,838,644   3,508,967    4,746,380  3,319,143
                          =========   =========    =========  =========

The accompanying notes are integral part of these consolidated financial statements.

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            1997          1996
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                   $    184,892   $  (147,461)
    Adjustments to reconcile net
      income (loss) to cash provided
      by operating activities:
        Depreciation and amortization      3,063,957     3,595,754
        Change in assets and liabilities
          due to operating activities:
          Increase in accounts
            receivable                    (1,327,442)     (740,364)
          (Increase) decrease in
            inventory                       (183,681)      513,787
          Increase (decrease) in
            accounts payable                 991,095      (196,862)
          Increase in accrued
            liabilities                      257,101       112,661
          All other operating activities    (428,795)     (128,801)
                                         -----------    ----------
    Total adjustments                      2,372,235     3,156,175
                                         -----------    ----------
  Net cash provided by operating
    activities                             2,557,127     3,008,714
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                2,077,671       558,802
  Purchases of inventory for lease        (4,923,505)   (3,943,295)
  Purchases of furniture and equipment       (42,283)      (32,625)
  Decrease in notes receivable                 8,660          -
  Additions to net investment in
    sales-type and direct finance leases  (1,007,685)     (336,119)
  Sales-type and direct financing
    lease rentals received                   892,357       869,192
                                         -----------    ----------
  Net cash used in investing activities   (2,994,785)   (2,884,045)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)
                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            1997          1996
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals    $ 4,820,673   $ 4,508,090
  Payments on nonrecourse and recourse
    discounted lease rentals              (4,408,050)   (5,247,196)
  Proceeds from notes payable                584,107       485,157
  Payments on notes payable                 (891,062)     (281,047)
  Proceeds from exercise of stock
    options                                     -           37,125
  Proceeds from sale of stock                   -          467,515
  Proceeds from exercise of warrants         269,000          -
  Deferred equity transaction costs             -          (76,822)
  Purchase of treasury stock                 (38,609)         -
  Preferred stock dividends paid            (114,508)     (114,508)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                     221,551      (221,686)
                                         -----------    ----------
Net decrease in cash                        (216,107)      (97,017)
Cash at beginning of period                  412,340       209,084
                                         -----------    ----------
Cash at end of period                   $    196,233   $   112,067
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $    880,559   $   799,523
                                         ===========    ==========
    Income taxes                        $       -      $     5,061
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

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the
six months ended June 30, 1997.   It is suggested that this report
be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The operating results for the three and six months ended June 30, 1997 and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.


Note 2.  Earnings Per Share

Earnings per common and common equivalent share are computed based on the weighted average number of common and common equivalent shares outstanding during the three and six month periods ended June 30, 1997. Dilutive stock options included in the number of common and common equivalent shares are based on the treasury stock method. Antidilutive stock options are excluded from the weighted average share calculation.


Note 3.  Notes Payable and Revolving Lines of Credit

On October 31, 1996, the Company's revolving line of credit agreement with Bank of America Nevada matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. The Amended Agreement expires on August 15, 1997 (the "Initial Expiration Date"); however, the Initial Expiration Date may be further extended at the Company's option to January 1, 1998 (the "Optional Expiration Date"), subject to the Company's satisfaction of certain conditions. Terms of the Amended Agreement require the Company to make monthly graduated principal reductions in an aggregate of $500,000 through August 15, 1997 or, if the Company exercises its extension option, in an aggregate of $1,110,000 through January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus four percent and is collateralized by certain personal property. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined. As of June 30, 1997, the Company had satisfied all conditions necessary through such date to extend the Amended Agreement to the Optional Expiration Date. At June 30, 1997, the Company had outstanding borrowings under the Amended Agreement of $2,026,365 and the interest rate was 12.5 percent.

In January 1995, Pacific Mountain Computer Products, Inc. ("PMCPI") entered into a revolving credit agreement with Merrill Lynch Financial Services, Inc. (the "Merrill Line"). Borrowings under the Merrill Line are limited to the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts receivable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company. The Merrill Line expires August 31, 1997.

At June 30, 1997, PMCPI had outstanding borrowings under the Merrill Line of $496,875 and the interest rate with respect to the line was 9.5 percent. Average borrowings outstanding under the revolving credit agreement during the six months ended June 30, 1997 were $499,972 and the weighted average interest rate was approximately 9.38 percent. Maximum borrowings outstanding under the revolving credit agreement during such period were $510,000.

In November 1995, the Company entered into a letter agreement with Union Chelsea National Bank (UCNB) whereby UCNB agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by UCNB (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to UCNB). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996, UCNB increased its maximum commitment under the Equity Line to $1,000,000. At June 30, 1997, the Company had outstanding term notes and available credit under the Equity Line of $972,333 and $27,667, respectively.


Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION


Overview

The Company was originally founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995, changed its name to Leasing Edge Corporation. In March 1997, the Company's shareholders approved a change in the Company's name to LEC Technologies, Inc. Unless the context otherwise requires, the term the "Company" as used herein refers to LEC Technologies, Inc. and its wholly owned subsidiaries.

The Company's services are organized into three groups of related businesses and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three business units are as follows:

Leasing Services: Leasing, remarketing, financial engineering, consulting and third-party maintenance and systems integration services for midrange systems and systems peripherals. The Company conducts its leasing services business under the trade name Leasing Edge Corporation.

Distribution Services: Sale of terminals, printers, controllers, supplies, technical consulting and third-party maintenance services. Business units comprising Distribution Services are Superior Computer Systems, Inc. ("SCS") and PMCPI.

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


Six Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996

Revenues

Total revenues from leasing operations decreased $220,103, or 3.5%, during the first six months of 1997 compared to the prior year period due primarily to a decrease in revenue from the portfolio base of operating leases of $483,168, or 9.5%, and a decrease in sales-type lease revenue of $297,731, or 97.9%, partially offset by an increase in direct sales revenues of $503,463, or 57.5%.

Distribution sales increased from $3,047,,743 for the six months ended June 30, 1996 to $9,854,141 for the 1997 period due primarily to the acquisition of SCS in November 1996 and the formation of ADI in January 1997.


Costs and Expenses

Total costs from leasing operations as a percentage of leasing revenue was 79.5% for the six months ended June 30, 1997 compared with 81.6% for the prior year period. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased $84,866, or 7.2%. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) improved to 20.5% from 18.4%.

Leasing costs associated with the portfolio base of operating leases decreased $546,567, or 15.3%. Gross profit on operating leases increased by $63,399 due primarily to the addition of certain month-to-month leases. Such leases generally have a higher profit margin than other operating leases since the equipment has often already been depreciated to zero.

Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buyout options treated as sales) increased $452,393, or 57.9% and increased slightly as a percentage of related revenue to 89.5% from 89.3%.

Distribution cost of sales of $8,419,207 represents a $5,758,770 increase over the prior year period due to the aforementioned acquisition of SCS and formation of ADI. Gross margin on distribution sales increased to 14.6% in 1997 from 12.7% in 1996 due to an increase in comparative sales volume of certain higher margin products.

Selling, general and administrative expenses increased $685,486 in the 1997 period compared to the prior year period due primarily to increased staffing levels resulting from the acquisition of SCS and the formation of ADI. Selling, general and administrative expenses decreased from 16.4% of total revenues in 1996 to 14.0% of total revenues in 1997.

Interest expense on non-lease related indebtedness increased
$107,939, or 61.9%. The increase is due to higher average debt levels and interest rates.

The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At June 30, 1997, the Company had unexpired net operating loss carryforwards of approximately $3,800,000 which can be utilized to offset future taxable income, if any.


Net Earnings

As a result of the foregoing, the Company recorded net income of $184,692 for the six months ended June 30, 1997 as compared to a net loss of $147,461 for the six months ended June 30, 1996.


Three Months Ended June 30, 1997 Compared to Three Months Ended
June 30, 1996


Revenues

Total revenues from leasing operations increased $340,437, or 10.7%, in the second quarter of 1997 compared to the prior year quarter due primarily to an increase in direct sales revenue of $715,381, or 226.2%, partially offset by decreases in revenue from the portfolio base of operating leases of $117,175, or 4.7%, and in revenue from sales-type leases of $297,731, or 97.9%. Such changes were primarily attributable to the decision of certain of the Company's lease customers to purchase equipment previously under lease at the end of the applicable lease term rather than renewing or extending the lease.

Distribution sales increased 238.9% to $5,029,354 from the prior year quarter's $1,484,210 due to the aforementioned acquisition of SCS and formation of ADI.


Costs and Expenses

Total costs from leasing operations as a percentage of leasing revenue decreased to 78.5% for the quarter ended June 30, 1997 as compared to 84.3% for the prior year quarter. Gross profit from leasing operations increased $225,454, or 51.4%, due primarily to increases in gross profit from the portfolio base of operating leases and direct sales of $156,760 and $161,391, respectively, partially offset by a decrease in gross profit from sales-type leases of $88,670. The improvement in gross profit related to the operating lease portfolio resulted primarily from the extension of certain leases on a month-to-month basis. Such extensions generally yield a higher profit margin since the related equipment has often already been depreciated to its fair market value. The increase in gross profit related to direct sales activity was due to residual value realization exceeding stated values by $77,791 in the second quarter of 1997; in the 1996 quarter, stated values exceeded residual realization by $83,600. Gross margin from leasing operations improved to 21.5% from 15.7% as a result of the foregoing.

Distribution cost of sales of $4,269,530 represents a $2,971,723 increase over the prior year quarter due to the acquisition of SCS and the formation of ADI. Gross margin on distribution sales improved to 15.1% for the quarter ended June 30, 1997 as compared to 12.6% for the quarter ended June 30, 1996 due to an increase in comparative sales volume of certain higher margin products.

Selling, general and administrative expenses increased 48.0%, to $1,257,222 for the 1997 quarter as compared to $849,251 for the comparable prior year period due to the acquisition of SCS and the formation of ADI. Such expenses, however, decreased as a percentage of total revenues to 14.7% from the prior year's 18.2%.

Interest expense on non-lease related indebtedness increased
$62,017, or 68.6%, due to higher average debt levels and interest rates.

Net Earnings

As a result of the foregoing, the Company recorded net income of $105,131 for the quarter ended June 30, 1997 as compared to a net loss of $243,397 for the quarter ended June 30, 1996.


                 Liquidity and Capital Resources

Since equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. At June 30, 1997, the Company had approximately $223,900 in cash and in availability under its bank lines.

On October 31, 1996, the Company's revolving line of credit agreement with Bank of America Nevada matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. The Amended Agreement expires on August 15, 1997 (the "Initial Expiration Date"); however, the Initial Expiration Date may be further extended at the Company's option to January 1, 1998 (the "Optional Expiration Date"), subject to the Company's satisfaction of certain conditions. Terms of the Amended Agreement require the Company to make monthly graduated principal reductions in an aggregate of $500,000 through August 15, 1997 or, if the Company exercises its extension option, in an aggregate of $1,110,000 through January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus four percent and is collateralized by certain personal property. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined. As of June 30, 1997, the Company had satisfied all conditions necessary through such date to extend the Amended Agreement to the Optional Expiration Date. At June 30, 1997, the Company had outstanding borrowings under the Amended Agreement of $2,026,365 and the interest rate was 12.5 percent.

In January 1995, Pacific Mountain Computer Products, Inc. ("PMCPI") entered into a revolving credit agreement with Merrill Lynch Financial Services, Inc. (the "Merrill Line"). Borrowings under the Merrill Line are limited to the lesser of $500,000 or an amount equal to 80 percent of PMCPI's accounts receivable, as defined, plus 60 percent of inventory, as defined. The Merrill Line is secured by accounts receivable and inventory of PMCPI and is guaranteed by the Company. The Merrill Line expires August 31, 1997.

At June 30, 1997, PMCPI had outstanding borrowings under the Merrill Line of $496,875 and the interest rate with respect to the line was 9.5 percent. Average borrowings outstanding under the revolving credit agreement during the six months ended June 30, 1997 were $499,972 and the weighted average interest rate was approximately 9.38 percent. Maximum borrowings outstanding under the revolving credit agreement during such period were $510,000.

In November 1995, the Company entered into a letter agreement with Union Chelsea National Bank (UCNB) whereby UCNB agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by UCNB (ie., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to UCNB). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996, UCNB increased its maximum commitment under the Equity Line to $1,000,000. At June 30, 1997, the Company had outstanding term notes and available credit under the Equity Line of $972,333 and $27,667, respectively.

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

The Company intends to continue to retain residual ownership of all the equipment it leases. As of June 30, 1997 the Company had a total net investment in lease transactions of $22.2 million compared to $22.5 million as of December 31, 1996. The estimated residual value of the Company's portfolio of leases expiring between July 1, 1997 and December 31, 2001 totals $9,431,557, although there can be no assurance that the Company will be able to realize such residual value in the future. As of June 30, 1997, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:

          Year ending December 31,
          ------------------------
               1997                          $ 2,677,305
               1998                            2,019,852
               1999                            1,678,500
               2000                            2,354,800
               2001                              701,100
                                              ----------

                    Total                    $ 9,431,557
                                              ==========

Leased equipment expenditures of $5,931,190 for the six months ended June 30, 1997 were financed through the discounting of $4,820,673 of noncancelable lease rentals to various financial institutions, borrowings under the Company's Equity Line and available cash.

Based on the Company's anticipated residual value realization and distribution sales, management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Management further believes that its existing credit lines will be renewed as they come due.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129). SFAS No. 128 supercedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of "primary EPS" with a presentation of "basic EPS" and "fully diluted EPS" with "diluted EPS". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS under APB Opinion No. 15. The following proforma EPS amounts reflect EPS as calculated under SFAS No. 128:


                       Three Months Ended      Six Months Ended
                      --------------------   --------------------
                       June 30,   June 30,    June 30,   June 30,
                         1997       1996        1997       1996
                      ---------  ---------   ---------   --------
"Basic EPS"

Net income            $ 105,131  $(243,397)  $ 184,892  $(147,461)
Preferred stock
  dividends             (57,254)   (57,254)   (114,508)  (114,508)
                       --------   --------    --------   --------
Earnings available
  to common
  shareholders        $  47,877  $(300,651)  $  70,384  $(261,969)
                       ========   ========    ========   ========

Weighted average
  common shares
  outstanding         4,642,205  3,508,967   4,617,499  3,319,143
                      =========  =========   =========  =========

Basic EPS             $    0.01  $   (0.09)  $    0.02  $   (0.08)
                       ========   ========    ========   ========


"Diluted EPS"

Earnings available
  to common
  shareholders        $  47,877  $(300,651)  $  70,384  $(261,969)
                       ========   ========    ========   ========

Weighted average
  common shares
  outstanding         4,642,205  3,508,967   4,617,499  3,319,143

Weighted average
  incremental common
  shares issuable
  upon exercise of
  stock options         196,439       -        128,881       -
                      ---------  ---------   ---------  ---------
Adjusted weighted
  average common
  shares outstanding  4,838,644  3,508,967   4,746,380  3,319,143
                      =========  =========   =========  =========

Diluted EPS           $    0.01  $   (0.09)  $    0.01  $   (0.08)
                       ========   ========    ========   ========


SFAS No. 129 is basically a consolidation of previously issued disclosure requirements about an entity's financial structure and, as such, it is not anticipated that its adoption will necessitate significant revisions to the Company's current disclosures. Both SFAS No. 128 and SFAS No. 129 are effective for financial statements issued after December 15, 1997. Earlier adoption is not permitted.

The Company believes that inflation has not been a significant factor in its business.


                 Safe Harbor Statement under the
        Private Securities Litigation Reform Act of 1995


Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe-harbors created thereby. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These and other similar forwrd-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, the mix of leases written, the availability and timing of external capital, the timing and method of the Company's realization of its recorded residual values, new product announcements, continued growth of the semiconductor industry, trend of movement to client/server environment, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specfic factors and worldwide economic and business conditions. With respect to economic conditions, a recession can cause customers to put off new investments and increase the Company's bad debt experience. The mix of leases written in a quarter is a direct result of a combination of factors, including, but not limited to, changes in customers demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


PART II - OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               11        Statement re Computation of Per Share
                         Earnings.
               27.1      Financial Data Schedule.


          (b)  Reports on Form 8-K
               None.


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEC Technologies, Inc.
                                   (Registrant)


Date:     August 11, 1997          /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     August 11, 1997          /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)







ITEM 6
------
EXHIBIT 11
----------
             LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
              STATEMENT RE COMPUTATION OF PER SHARE
                       EARNINGS - PRIMARY

                                           Three Months Ended
                                        -------------------------
                                         June 30,       June 30,
                                           1997           1996
                                        ----------     ----------
Shares outstanding at beginning
  of period                              4,340,919      3,129,319

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 196,439        258,754

Effect of issuance of common stock
  for services                              50,000           -

Exercise of "B" warrants                   269,000           -

Purchase of treasury stock                 (17,714)          -

Issuance of common stock                      -           379,648
                                        ----------     ----------
Weighted average shares outstanding      4,838,644      3,767,721
Less: anti-dilutive common stock
  equivalents                                 -          (258,754)
                                        ----------      ---------
Weighted average shares - primary        4,838,644      3,508,967
                                        ==========      =========

Net income (loss)                          105,131)      (243,397)
Preferred stock dividends                  (57,254)       (57,254)
                                        ----------     ----------
Net earnings available to
  common shareholders                       47,877       (300,651)
                                        ==========     ==========
Primary earnings per common
  share                                       0.01          (0.09)
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

                                                       (Continued)



ITEM 6
------
EXHIBIT 11
----------
             LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
              STATEMENT RE COMPUTATION OF PER SHARE
                 EARNINGS - PRIMARY (Continued)

                                            Six Months Ended
                                        -------------------------
                                         June 30,       June 30,
                                           1997           1996
                                        ----------     ----------
Shares outstanding at beginning
  of period                              4,340,919      3,129,319

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 128,881        234,298

Effect of issuance of common stock
  for services                              37,293           -

Exercise of "B" warrants                   248,193           -

Purchase of treasury stock                  (8,906)          -

Issuance of common stock                      -           189,824
                                        ----------     ----------
Weighted average shares outstanding      4,746,380      3,553,441
Less: anti-dilutive common stock
  equivalents                                 -          (234,298)
                                        ----------      ---------
Weighted average shares - primary        4,746,380      3,319,143
                                        ==========      =========

Net income (loss)                          184,892       (147,461)
Preferred stock dividends                 (114,508)      (114,508)
                                        ----------     ----------
Net earnings available to
  common shareholders                       70,384       (261,969)
                                        ==========     ==========
Primary earnings per common
  share                                       0.01          (0.08)
                                        ==========     ==========

Fully diluted earnings per share is not presented because the effect of such calculation is anti-dlutive.