Form 10QSB
period 1997-09-30
LEC TECHNOLOGIES INC
filed 1997-11-14
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    SEPTEMBER 30, 1997 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
October 31, 1997:  4,789,069 common shares.

Traditional Small Business Disclosure Format (Check one): Yes [ ];
No [X]

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10-QSB

                                                                 PAGE
                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1997 (Unaudited)
  and December  31, 1996                                          3

Consolidated Statements of Operations - for the three
  and nine months ended September 30, 1997 and 1996
  (Unaudited)                                                     5

Consolidated Statements of Cash Flows - for the nine months
  ended September 30, 1997 and 1996 (Unaudited)                   6

Notes to Consolidated Financial Statements (Unaudited)            8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                      11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        16
         (a)   Exhibits
         (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                       September 30,   December 31,
                                            1997           1996
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   231,366    $   412,340
  Receivables - net of allowance
    for doubtful accounts of $118,803
    and $170,699                          2,499,058      1,096,868
  Notes receivable - employees              185,317        199,185
  Inventory, net                          2,668,524      2,210,674
  Leased assets:
    Operating leases, net                16,166,236     17,617,934
    Sales-type and direct
      financing leases                    7,623,449      4,927,894
  Furniture and equipment - net of
    accumulated depreciation of
    $326,566 and $304,495                   309,134        157,112
  Other assets                              558,015        397,712
  Goodwill, net of accumulated
    amortization of $122,009 and
    $84,408                                 630,030        667,631
                                         ----------     ----------
TOTAL ASSETS                            $30,871,129    $27,687,350
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                      September 30,    December 31,
                                            1997           1996
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 4,315,218    $ 2,946,365
  Accrued liabilities                     1,202,134        401,569
  Notes payable and lines of credit       3,170,542      3,881,882
  Nonrecourse and recourse discounted
    lease rentals                        16,300,089     14,808,581
  Other liabilities                         238,752        410,763
                                         ----------     ----------
    TOTAL LIABILITIES                    25,226,735     22,449,160
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    4,882,269 and 4,407,019 shares
    issued and 4,789,069 and 4,340,919
    shares outstanding at September 30,
    1997 and December 31, 1996,
    respectively                             48,823         44,071
  Additional paid-in capital             10,565,066     10,437,915
  Accumulated deficit                    (4,733,353)    (5,046,263)
                                         ----------     ----------
                                          5,882,826      5,438,013
  Common stock held in treasury, at
    cost; 93,200 and 66,100 shares
    at September 30, 1997 and
    December 31, 1996, respectively        (144,682)      (106,073)
  Note receivable from stockholders         (93,750)       (93,750)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            5,644,394      5,238,190
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $30,871,129    $27,687,350
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended       Nine Months Ended
                         ----------------------   ----------------------
                           Sep. 30,    Sep. 30,     Sep. 30,    Sep. 30,
                            1997        1996         1997        1996
                         ----------  ----------   ----------  ----------
Revenues:
  Operating leases       $1,890,367  $2,393,681  $ 6,656,202 $7,475,629
  Sales-type leases       2,102,584   2,417,359    2,108,977  2,721,483
  Finance income            138,505      78,727      313,218    196,107
  Direct sales              129,380     366,451    1,341,312  1,241,975
                          ---------   ---------   ----------  ---------
Total revenues from
  leasing operations      4,260,836   5,256,218   10,419,709 11,635,194
Distribution sales        4,961,235   1,299,348   14,815,376  4,347,091
Other                         8,400       6,392       15,266     19,974
                          ---------   ---------   ---------- ----------
  Total revenues          9,230,471   6,561,958   25,250,351 16,002,259
                          ---------   ---------   ---------- ----------
Costs and expenses:
  Operating leases        1,366,019   1,670,252    4,381,473  5,232,273
  Sales-type leases       1,683,434   1,890,665    1,685,134  2,101,426
  Interest expense          326,502     356,184      973,280  1,004,696
  Direct sales              186,387     383,262    1,420,780  1,165,262
                          ---------   ---------   ----------  ---------
Total costs from
  leasing operations      3,562,342   4,300,363    8,460,667  9,503,657

Distribution cost of
  sales                   4,233,347   1,101,683   12,652,554  3,762,120
Selling, general and
  administrative expenses 1,146,140     808,530    3,381,252  2,358,156
Interest expense            160,624     102,751      442,968    277,156
                          ---------   ---------   ---------- ----------
Total costs and expenses  9,102,453   6,313,327   24,937,441 15,901,089
                          ---------   ---------   ---------- ----------
Income (loss) before
  income taxes              128,018     248,631      312,910    101,170

Provision for income
  taxes                        -           -            -          -
                          ---------   ---------    ---------  ---------
Net income (loss)        $  128,018  $  248,631   $  312,910 $  101,170
                          =========   =========    =========  =========
Earnings per common
  share                  $     0.01  $     0.05   $     0.03 $    (0.02)
                          =========   =========    =========  =========
Weighted average common
  shares outstanding      5,150,714   4,009,807    5,063,624  3,471,250
                          =========   =========    =========  =========

The accompanying notes are integral part of these consolidated financial statements.

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                            Nine Months Ended
                                        --------------------------
                                       September 30,   September 30,
                                            1997          1996
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                          $    312,910   $   101,170
    Adjustments to reconcile net
      income to cash provided
      by operating activities:
        Depreciation and amortization      4,460,007     5,285,647
        Change in assets and liabilities
          due to operating activities:
          Increase in accounts
            receivable                    (1,402,190)     (456,199)
          (Increase) decrease in
            inventory                       (124,675)      461,837
          Increase (decrease) in
            accounts payable               1,368,853      (589,287)
          Increase in accrued
            liabilities                      800,565       101,016
          All other operating activities    (563,069)     (104,620)
                                         -----------    ----------
    Total adjustments                      4,539,491     4,698,394
                                         -----------    ----------
  Net cash provided by operating
    activities                             4,852,401     4,799,564
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                3,461,165     2,047,679
  Purchases of inventory for lease        (6,588,512)   (4,326,793)
  Purchases of furniture and equipment       (52,535)      (41,682)
  Decrease in notes receivable                13,868          -
  Additions to net investment in
    sales-type and direct finance leases  (4,391,873)   (4,344,940)
  Sales-type and direct financing
    lease rentals received                 1,560,715     1,349,928
                                         -----------    ----------
  Net cash used in investing activities   (5,997,172)   (5,315,808)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)
                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                            Nine Months Ended
                                        --------------------------
                                       September 30,   September 30,
                                            1997          1996
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals    $ 8,622,984   $ 8,430,655
  Payments on nonrecourse and recourse
    discounted lease rentals              (7,131,476)   (8,622,595)
  Proceeds from notes payable                726,860       651,279
  Payments on notes payable               (1,438,200)     (308,754)
  Proceeds from exercise of stock
    options                                     -           37,125
  Proceeds from sale of stock                125,000       467,515
  Proceeds from exercise of warrants         269,000        55,592
  Deferred equity transaction costs             -         (118,814)
  Purchase of treasury stock                 (38,609)         -
  Preferred stock dividends paid            (171,762)     (171,762)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                     963,797       420,241
                                         -----------    ----------
Net decrease in cash                        (180,974)      (96,003)
Cash at beginning of period                  412,340       209,084
                                         -----------    ----------
Cash at end of period                   $    231,366   $   113,081
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $  1,353,860   $ 1,255,256
                                         ===========    ==========
    Income taxes                        $       -      $    34,061
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

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows
for the nine months ended September 30, 1997.   It is suggested
that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. The operating results for the three and nine months ended September 30, 1997 and cash flows for the nine months ended September 30, 1997 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.


Note 2.  Earnings Per Share

Earnings per common and common equivalent share are computed based on the weighted average number of common and common equivalent shares outstanding during the three and nine month periods ended September 30, 1997. Dilutive stock options included in the number of common and common equivalent shares are based on the treasury stock method. Antidilutive stock options are excluded from the weighted average share calculation.


Note 3.  Notes Payable and Revolving Lines of Credit

Since equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. At September 30, 1997, the Company had $231,366 in cash and $28,317 in availability under its various bank lines.

On October 31, 1996, the Company's revolving line of credit agreement with Bank of America Nevada matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. Terms of the Amended Agreement require the Company to make monthly graduated principal reductions in an aggregate of $1,110,000 through December 15, 1997 with the remaining unamortized principal balance of approximately $1,376,365 due and payable on January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus four percent and is collateralized by certain personal property. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined. At September 30, 1997, the Company had outstanding borrowings under the Amended Agreement of $1,676,365 and the interest rate was 12.5 percent.

The Company has been unable to find a lender to replace Bank of America and will not have the resources necessary to make the January 1, 1998 balloon payment of $1,376,365. Accordingly, the Company and Bank of America have reached a conceptual agreement to extend the Amended Agreement to fully amortize the remaining indebtedness over an additional eighteen month period. Proposed terms of the conceptual agreement would require the Company to make monthly payments of principal and interest of approximately $53,267 from January 15, 1998 through June 15, 1998; monthly principal and interest payments of $77,291 from July 15, 1998 through December 15, 1998; and, monthly principal and interest payments of $126,371 from January 1, 1999 through June 15, 1999. Although the Company and Bank of America have reached this conceptual understanding, there can be no assurance that the Amended Agreement will be restructured as proposed until such time as the related definitve documents are executed. In the event that the Amended Agreement is not so restructured, Bank of America has all of its rights and remedies under the related security agreement and ancilliary documents, including foreclosure.

In October 1997, Pacific Mountain Computer Products, Inc. ("PMCPI") and Merrill Lynch Financial Services, Inc. replaced PMCPI's prior line of credit with a term note (the "Merrill Note"). Terms of the Merrill Note require the Company to make principal payments of $25,000 plus accrued interest at prime plus one percent (currently 9.5%) on October 20 and November 1, 1997 with the remaining principal balance of approximately $394,000 plus accrued interest due December 1, 1997. Such restructuring was done in anticipation of the Company entering into a new $1.75 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the proposed Finova Line and determined that it was too costly and that it did not sufficiently address the Company's liquidity needs. As a result, the Company is currently negotiating a reinstatement of the prior line of credit with Merrill Lynch. However, there can be no assurance that the Company will be successful in its efforts.

In November 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel")(formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (ie., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996, Excel increased its maximum commitment under the Equity Line to $1,000,000. At September 30, 1997, the Company had outstanding term notes and available credit under the Equity Line of $971,683 and $28,317, respectively.


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


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Revenues

Total revenues increased 57.8% from $16,002,259 for the nine-month period ended September 30, 1996 to $25,250,351 for the nine-month period ended September 30, 1997, an increase of $9,248,092. Total revenues from leasing operations decreased 10.4% from $11,635,194 during the nine-month period ended September 30, 1996 to $10,419,709 for the nine-month period ended September 30, 1997, a decrease of $1,215,485. The decrease in revenues from leasing operations was due primarily to a decrease in revenue from the portfolio base of operating leases of $819,427, or 11.0%, and a decrease in sales-type lease revenue of $612,506, or 22.5%, partially offset by increases in finance income and direct sales revenues of $117,111, or 59.7%, and $99,337, or 8.0%, respectively. Such revenue decreases were primarily attributable to the Company's repayment of approximately $825,000 of bank indebtedness pursuant to the Company's loan agreement with Bank of America (see "Liquidity and Capital Resources"). Such payments prevented the Company from investing the proceeds from the sale of off-lease equipment into new lease transactions to the extent it may otherwise have been able to.

Distribution sales increased 240.8% from $4,347,091 for the nine-month period ended September 30, 1996 to $14,815,376 for the comparable 1997 period, an increase of $10,468,285, due primarily to the acquisition of SCS in November 1996 and the formation of ADI in January 1997.


Costs and Expenses

Total costs from leasing operations as a percentage of leasing revenue was 81.2% for the nine months ended September 30, 1997 compared with 81.7% for the prior year period. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) decreased 8.1% from $2,131,537 for the nine-month period ended September 30, 1996 to $1,959,042 for the nine-month period ended September 30, 1997, a decrease of $172,495. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) improved to 18.8% for the nine-month period ended September 30, 1997 from 18.3% for the comparable 1996 period.

Leasing costs associated with the portfolio base of operating leases decreased 16.3% from $5,232,273 for the nine-month period ended September 30, 1996 to $4,381,473 for the nine-month period ended September 30, 1997, a decrease of $850,800. Such decrease was consistent with the decrease in total revenues from operating leases. Gross profit on operating leases increased by 1.4% from $2,243,356 for the nine-month period ended September 30, 1996 to
$2,274,729, an increase of $31,373.   The increase in gross profit
on operating leases was due primarily to the addition of certain month-to-month leases. Such leases generally have a higher profit margin than other operating leases since the equipment has often already been depreciated to zero.

Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buyout options treated as sales) increased 21.9% from $1,165,262 for the nine-month period ended September 30, 1996 to $1,420,780 for the nine-month period ended September 30, 1997, an increase of $255,518 and increased as a percentage of related revenue to 105.9% from 93.8%. Of the increase in direct sales costs, $93,201 was due to increased sales volumes and $162,317 was due to the realization of residual values at amounts less than capitalized costs.

Distribution cost of sales increased 236.3% from $3,762,120 for the nine-month period ended September 30, 1996 to $12,652,554 for the nine-month period ended September 30, 1997, an increase of $8,890,434. The increase in distribution cost of sales is primarily due to the aforementioned acquisition of SCS and formation of ADI. Gross margin on distribution sales improved to 14.6% in the 1997 period from 13.5% in the 1996 period due to an increased focus on generating higher margin sales.

Selling, general and administrative expenses increased 43.4% from $2,358,156 for the nine-month period ended September 30, 1996 to $3,381,252 for the comparable 1997 period, an increase of $1,023,096. The increase in selling, general and administrative expenses was due primarily to increased staffing levels resulting from the acquisition of SCS and the formation of ADI. Selling, general and administrative expenses decreased from 14.7% of total revenues for the nine months ended September 30, 1996 to 13.4% of total revenues for the nine months ended September 30, 1997.

Interest expense on non-lease related indebtedness increased 59.8% from $277,156 for the nine-month period ended September 30, 1996 to $442,968 for the nine-month period ended September 30, 1997, an increase of $165,812. The increase is due to higher interest rates partially offset by lower average debt levels.

The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At September 30, 1997, the Company had unexpired net operating loss carryforwards of approximately $3,700,000 which can be utilized to offset future taxable income, if any.


Net Earnings

As a result of the foregoing, the Company recorded net income of $312,910 for the nine months ended September 30, 1997 as compared to net income of $101,170 for the nine months ended September 30, 1996.


Three Months Ended September 30, 1997 Compared to Three Months
Ended September 30, 1996


Revenues

Total revenues increased 40.7% from $6,561,958 for the three-month period ended September 30, 1996 to $9,230,471 for the three-month period ended September 30, 1997, an increase of $2,668,513. Total revenues from leasing operations decreased 18.9% from $5,256,218 for the quarter ended September 30, 1996 to $4,260,836 for the quarter ended September 30, 1997, a decrease of $995,382. The decrease in revenues from leasing operations was due primarily to a decrease in revenue from the portfolio base of operating leases of $503,314, or 21.0%, a decrease in sales-type lease revenue of $314,775, or 13.0%, and a decrease in direct sales revenues of $237,071, or 64.7%, partially offset by an increase in finance income of $59,778, or 75.9%. Such revenue decreases were primarily attributable to the aforementioned debt repayments.

Distribution sales increased 281.8% from $1,299,348 for the three-month period ended September 30, 1996 to $4,961,235 for the comparable 1997 period, an increase of $3,661,887. Such increase was due primarily to the acquisition of SCS in November 1996 and the formation of ADI in January 1997.


Costs and Expenses

Total costs from leasing operations as a percentage of leasing revenue was 83.6% for the three months ended September 30, 1997 compared with 81.8% for the prior year period. Gross profit from leasing operations decreased 26.9% from $955,855 for the three-month period ended September 30, 1996 to $698,494 for the three-month period ended September 30, 1997, a decrease of $257,361. Gross margin declined to 16.4% for the three-month period ended September 30, 1997 from 18.2% for the comparable 1996 period.

Leasing costs associated with the portfolio base of operating leases decreased 18.2% from $1,670,252 for the three-month period ended September 30, 1996 to $1,366,019 for the three-month period ended September 30, 1997, a decrease of $304,233. Gross profit on operating leases decreased by 27.5% from $723,429 for the quarter ended September 30, 1996 to $524,348 for the quarter ended
September 30, 1997, a decrease of $199,081.   The decrease in gross
profit on operating leases was due primarily to the aforementioned decrease in operating lease revenues.

Direct sales costs decreased 51.4% from $383,262 for the three-month period ended September 30, 1996 to $186,387 for the three-month period ended September 30, 1997, a decrease of $196,875 and increased as a percentage of related revenue to 144.1% from 104.6%. The increase in direct sales costs was due to residual value realization more closely matching stated values during the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1997.

Distribution cost of sales increased 284.3% from $1,101,683 for the three-month period ended September 30, 1996 to $4,233,347 for the three-month period ended September 30, 1997, an increase of $3,131,664. The increase in distribution cost of sales is primarily due to the aforementioned acquisition of SCS and formation of ADI. Gross margin on distribution sales decreased slightly to 14.7% in the 1997 period from 15.2% in the 1996 period. During the 1996 period, a greater percentage of distribution sales were made directly to endusers than in the 1997 period.

Selling, general and administrative expenses increased 41.8% from $808,530 for the three-month period ended September 30, 1996 to $1,146,140 for the comparable 1997 period, an increase of $337,610. The increase in selling, general and administrative expenses was due primarily to increased staffing levels resulting from the acquisition of SCS and the formation of ADI. Selling, general and administrative expenses increased slightly from 12.3% of total revenues for the three months ended September 30, 1996 to 12.4% of total revenues for the three months ended September 30, 1997.

Interest expense on non-lease related indebtedness increased 56.3% from $102,751 for the three-month period ended September 30, 1996 to $160,624 for the three-month period ended September 30, 1997, an increase of $57,873. The increase is due to higher interest rates partially offset by lower average debt levels.

The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At September 30, 1997, the Company had unexpired net operating loss carryforwards of approximately $3,700,000 which can be utilized to offset future taxable income, if any.

Net Earnings

As a result of the foregoing, the Company recorded net income of $128,018 for the quarter ended September 30, 1997 as compared to net income of $248,631 for the quarter ended September 30, 1996.


                 Liquidity and Capital Resources

Since equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. At September 30, 1997, the Company had $231,366 in cash and $28,317 in availability under its various bank lines.

On October 31, 1996, the Company's revolving line of credit agreement with Bank of America Nevada matured and was subsequently replaced with a term loan agreement (the "Amended Agreement") effective February 28, 1997. Terms of the Amended Agreement require the Company to make monthly graduated principal reductions in an aggregate of $1,110,000 through December 15, 1997 with the remaining unamortized principal balance of approximately $1,376,365 due and payable on January 1, 1998. The Amended Agreement provides for interest at Bank of America's prime rate plus four percent and is collateralized by certain personal property. Restrictive covenants under the Amended Agreement include the maintenance of consolidated tangible net worth, as defined, of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; and limitations on unfinanced capital expenditures, as defined. At September 30, 1997, the Company had outstanding borrowings under the Amended Agreement of $1,676,365 and the interest rate was 12.5 percent.

The Company has been unable to find a lender to replace Bank of America and will not have the resources necessary to make the January 1, 1998 balloon payment of $1,376,365. Accordingly, the Company and Bank of America have reached a conceptual agreement to extend the Amended Agreement to fully amortize the remaining indebtedness over an additional eighteen month period. Proposed terms of the conceptual agreement would require the Company to make monthly payments of principal and interest of approximately $53,267 from January 15, 1998 through June 15, 1998; monthly principal and interest payments of $77,291 from July 15, 1998 through December 15, 1998; and, monthly principal and interest payments of $126,371 from January 1, 1999 through June 15, 1999. Although the Company and Bank of America have reached this conceptual understanding, there can be no assurance that the Amended Agreement will be restructured as proposed until such time as the related definitve documents are executed. In the event that the Amended Agreement is not so restructured, Bank of America has all of its rights and remedies under the related security agreement and ancilliary documents, including foreclosure.

In October 1997, Pacific Mountain Computer Products, Inc. ("PMCPI") and Merrill Lynch Financial Services, Inc. replaced PMCPI's prior line of credit with a term note (the "Merrill Note"). Terms of the Merrill Note require the Company to make principal payments of $25,000 plus accrued interest at prime plus one percent (currently 9.5%) on October 20 and November 1, 1997 with the remaining principal balance of approximately $394,000 plus accrued interest due December 1, 1997. Such restructuring was done in anticipation of the Company entering into a new $1.75 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the proposed Finova Line and determined that it was too costly and that it did not sufficiently address the Company's liquidity needs. As a result, the Company is currently negotiating a reinstatement of the prior line of credit with Merrill Lynch. However, there can be no assurance that the Company will be successful in its efforts.

In November 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (ie., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996, Excel increased its maximum commitment under the Equity Line to $1,000,000. At September 30, 1997, the Company had outstanding term notes and available credit under the Equity Line of $971,683 and $28,317, respectively.

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

The Company intends to continue to retain residual ownership of all the equipment it leases. As of September 30, 1997 the Company had a total net investment in lease transactions of $23.8 million compared to $22.5 million as of December 31, 1996. The estimated residual value of the Company's portfolio of leases expiring between October 1, 1997 and December 31, 2002 totals $9,180,105, although there can be no assurance that the Company will be able to realize such residual value in the future. As of September 30, 1997, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:

          Year ending December 31,
          ------------------------
               1997                          $ 1,796,653
               1998                            2,019,852
               1999                            1,570,500
               2000                            3,067,000
               2001                              701,100
               2002                               25,000
                                              ----------

                    Total                    $ 9,180,105
                                              ==========

Leased equipment expenditures of $10,980,385 for the nine months ended September 30, 1997 were financed through the discounting of $8,622,984 of noncancelable lease rentals to various financial institutions, borrowings under the Company's Equity Line and available cash.

Based on the Company's anticipated residual value realization and distribution sales, management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months provided that the Company is able to restructure its debt agreements with Bank of America and Merrill Lynch as discussed above.

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


                       Three Months Ended      Nine Months Ended
                      --------------------   --------------------
                       Sep. 30,   Sep. 30,    Sep. 30,   Sep. 30,
                         1997       1996        1997       1996
                      ---------  ---------   ---------   --------
"Basic EPS"

Net income            $ 128,018  $ 248,631   $ 312,910  $ 101,170
Preferred stock
  dividends             (57,254)   (57,254)   (171,762)  (171,762)
                       --------   --------    --------   --------
Earnings available
  to common
  shareholders        $  70,764  $ 191,377   $ 141,148  $ (70,592)
                       ========   ========    ========   ========

Weighted average
  common shares
  outstanding         4,670,183  3,772,157   4,635,254  3,471,250
                      =========  =========   =========  =========

Basic EPS             $    0.02  $    0.05   $    0.03  $   (0.02)
                       ========   ========    ========   ========


"Diluted EPS"

Earnings available
  to common
  shareholders        $  70,764  $ 191,377   $ 141,148  $ (70,592)
                       ========   ========    ========   ========

Weighted average
  common shares
  outstanding         4,670,183  3,772,157   4,635,254  3,471,250

Weighted average
  incremental common
  shares issuable
  upon exercise of
  stock options         480,531    237,650     428,370        -
                      ---------  ---------   ---------   ---------
Adjusted weighted
  average common
  shares outstanding  5,150,714  4,009,807   5,063,624  3,471,250
                      =========  =========   =========  =========

Diluted EPS           $    0.01  $    0.05   $    0.03  $   (0.02)
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

                                   LEC Technologies, Inc.
                                   (Registrant)


Date:     November 12, 1997        /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     November 12, 1997        /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)







ITEM 6
------
EXHIBIT 11
----------
             LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
              STATEMENT RE COMPUTATION OF PER SHARE
                       EARNINGS - PRIMARY

                                           Three Months Ended
                                        -------------------------
                                         Sep. 30,       Sep. 30,
                                           1997           1996
                                        ----------     ----------
Shares outstanding at beginning
  of period                              4,632,819      3,756,319

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 480,531        237,650

Effect of issuance of common stock          37,364         15,838
                                        ----------     ----------
Weighted average shares - primary        5,150,714      4,009,807
                                        ==========     ==========

Net income                                 128,018        248,631
Preferred stock dividends                  (57,254)       (57,254)
                                        ----------     ----------
Net earnings available to
  common shareholders                       70,764        191,377
                                        ==========     ==========
Primary earnings per common
  share                                       0.01           0.05
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

                                                       (Continued)



ITEM 6
------
EXHIBIT 11
----------
             LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
              STATEMENT RE COMPUTATION OF PER SHARE
                 EARNINGS - PRIMARY (Continued)

                                            Nine Months Ended
                                        -------------------------
                                         Sep. 30,       Sep. 30,
                                           1997           1996
                                        ----------     ----------
Shares outstanding at beginning
  of period                              4,340,919      3,129,319

Effect of common shares issuable
  upon exercise of dilutive stock
  options net of shares assumed to
  be repurchased (at the average
  market price) out of exercise
  proceeds                                 428,370        239,111

Effect of issuance of common stock          54,167        341,931

Exercise of "B" warrants                   255,205           -

Purchase of treasury stock                 (15,037)          -
                                        ----------      ---------
Weighted average shares outstanding      5,063,624      3,710,361
Less: anti-dilutive common stock
  equivalents                                 -          (239,111)
                                        ----------      ---------
Weighted average shares - primary        5,063,624      3,471,250
                                        ==========      =========

Net income                                 312,910        101,170
Preferred stock dividends                 (171,762)      (171,762)
                                        ----------     ----------
Net earnings available to
  common shareholders                      141,148        (70,592)
                                        ==========     ==========
Primary earnings (loss) per common
  share                                       0.03          (0.02)
                                        ==========     ==========

Fully diluted earnings per share is not presented because the effect of such calculation is anti-dlutive.