Form 10KSB
period 1997-12-31
LEC TECHNOLOGIES INC
filed 1998-04-15
CIK 849354

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-KSB

(Mark One)
 X   Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [Fee Required]

          For the fiscal year ended December 31, 1997.

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

          For the transition period        to       .

Commission File No. 0-18303

LEC TECHNOLOGIES, INC. (formerly known as Leasing Edge Corporation)
            (Name of small business issuer in its charter)

   Delaware                                          No. 11-2990598
  (State or other jurisdiction of           (I.R.S. Employer Identifi-
   incorporation or organization)            cation No.)

6540 South Pecos Road, Suite 103, Las Vegas NV         89120
  (Address of principal executive offices)           (Zip Code)

Issuer's telephone number                  (702) 454-7900
(Including area code)

Securities registered under Section 12(b) of the Exchange Act:
     None

Securities registered under Section 12(g) of the Exchange Act:
     Common Stock, Par Value $0.01 Per Share
     Series A Convertible Preferred Stock
     Common Stock Purchase Warrants
     Class C Common Stock Purchase Warrants
     Class D Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .

Check if there is no disclosure in this form of delinquent filers in response to Item 405 of Regulation S-B, and if no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $30,714,624

State the aggregate market value of the voting stock held by non-affilates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of February 27, 1998, the the approximate market value of the common stock (based upon the NASDAQ closing price of $0.75 of stated shares on that date) held by non-affiliates was $3,225,614.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 27, 1998, the issuer had 4,704,069 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes[ ]  No[X]
















               LEC TECHNOLOGIES INC. AND SUBSIDIARIES
                   1997 ANNUAL REPORT ON FORM 10-KSB
                           TABLE OF CONTENTS

                                                                 PAGE
PART I

     Item 1.   DESCRIPTION OF BUSINESS                            2
     Item 2.   DESCRIPTION OF PROPERTY                            8
     Item 3.   LEGAL PROCEEDINGS                                  8
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                              9

PART II

     Item 5.   MARKET FOR COMMON EQUITY AND RELATED
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

















                                PART I

ITEM 1:   DESCRIPTION OF BUSINESS

General

LEC Technologies, Inc. and subsidiaries (collectively, the "Company" or "LEC") is a technology services company, providing solutions that help organizations reduce technology cost and risk, primarily through the leasing, distribution and remarketing of high technology equipment. Such equipment generally consists of midrange computer systems, telecommunications systems, system peripherals (terminals, printers, communications controllers, etc.) and point-of-sale systems.

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

LEC's business is diversified by customer, customer type, equipment type, equipment manufacturer, and geographic location of its customers and subsidiaries. The Company's customers include "Fortune 1000" corporations or companies of similar size as well as smaller corporations. A significant portion of the Company's business is with long-term, repeat customers. Three customers of the Company, Tiffany & Co., Bed, Bath & Beyond and The Hertz Corporation, respectively, accounted for approximately 15.0%, 9.2%, 3.7%, and 25.0%, 12.8% and 7.4% of consolidated revenues for the years ended December 31, 1997 and 1996. However, the Company does not believe its businesses are dependent on any single customer or on any single source for the purchasing, selling or leasing of equipment.

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

     Remarketing Services: Remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors or brokers. This unit also has consignment relationships with certain customers to assist such organizations in the sale of their used equipment. Business units comprising remarketing services include Leasing Edge Corporation, SCS, PMCPI and Atlantic Digital International ("ADI"), a wholly-owned subsidiary of LEC Technologies, Inc., which specializes in the acquisition and remarketing of used computer equipment on both a domestic and international basis.

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


Leasing Services

Management estimates that the world-wide market for high technology equipment approximates $400 billion annually and that approximately ten percent represents leasing activities. The computer equipment leasing industry consists of many products and services loosely divided into several major submarkets. These submarkets include mainframe and midrange computer equipment, microcomputer sales and network design, local area networks, point-of-sale equipment, disaster recovery services and other engineering and technical support services. The Company believes that the size of the computer equipment leasing market reflects the rapid technological improvements in and the development of new equipment as well as the advantages that leasing offers over equipment purchasing, including off-balance sheet financing, lower monthly payments and cash requirements, protection against technological obsolescence and ease of disposal of equipment at the end of the lease term.

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

The Company believes it provides its clients with superior customer service and creative solutions for their data processing, telecommunications and technical support needs. The Company develops close partnership relationships with its customers; by listening carefully, the Company's management and employees are better able to understand the Company's customers' complex data processing requirements and deliver quick response, high impact and competitively priced solutions appropriate for each environment and circumstance. Close client relationships and the expertise and experience of management allow the Company to assist customers in their leasing decisions regarding data processing or other technological equipment. The Company frequently participates, early on, in a customer's decision-making process regarding the type of equipment to acquire to meet its needs and also helps in developing a customized leasing structure. The Company believes that this strategy leads to customer satisfaction, encourages a loyal customer base and contributes to repeat business.

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

The Company's leasing customers are generally creditworthy corporations and other organizations that have significant data processing and tele-communication needs. These financial profiles allow the Company to structure lower rate, long-term nonrecourse financing transactions with various financial institutions on competitive terms. Moreover, non-recourse financing limits the Company's financial exposure on lease transactions, thereby further enabling the Company to expand its lease portfolio and customer base.


Distribution Services

Management estimates that the distribution market for the products offered by its distribution subsidiaries, SCS and PMCPI, is approximately $225 million annually. The principal products offered by SCS and PMCPI are midrange peripheral equipment, including TWINAX and COAX terminals, ASCII terminals, desktop and network printers, emulation boards, remote controllers and network adapters. In addition to equipment sales, the Company's distribution subsidiaries provide customers with technical consulting and third-party maintenance services.

Approximately 70 percent of the distribution subsidiaries' revenues related to new equipment are derived from sales to resellers and approximately 30 percent represents direct sales to end users. Both SCS and PMCPI secure their end-user customers through cold calls, referrals, trade journal advertising and the cross-selling of the Company's leasing customers. Reseller customers are primarily generated through a nation-wide on-line system and direct advertising via facsimile machine.

Both SCS and PMCPI are IBM Business Partners and Authorized Distributors; PMCPI also has contractual relationships with Lexmark Printer Company, IDEAssociates, Perle Systems, DataSouth Corporation, Hewlett Packard Corporation and BOS. SCS and PMCPI are highly dependent on their suppliers, the manufacturers. Most manufacturers extend terms of net 30 days or provide an inventory line of credit for purposes of ordering equipment. Any event of default on any credit facility offered by a manufacturer could materially and adversely affect the Company's ability to acquire equipment for resale.

In May of 1997, SCS and IBM Printing Systems Company ("PSC") entered into a letter agreement whereby SCS agreed to manage PSC's Try-Buy Program (the "Try-Buy Program"). The Try-Buy Program allows qualified prospective purchasers of certain PSC printers to test such printers for a sixty-day trial period. At the end of such period, the user may return the printer(s) to SCS or purchase the trial unit(s). In the event of a return, SCS may sell the unit "as is" to a different customer or refurbish the unit for future use under the Try-Buy Program. The Company believes that PSC's selection of SCS as the Try-Buy Program manager demonstrates PSC's confidence in SCS' ability to deliver PSC's products on a timely basis as well as SCS' technical expertise in addressing customer inquiries during the trial period.

Remarketing Services

The Company's remarketing services consist of the remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors and brokers. Each of the Company's business units (Leasing Edge Corporation, SCS, PMCPI and ADI) engage in remarketing activities primarily related to their respective businesses, although specific sales often result from coordinated efforts. In addition to the remarketing of IBM peripheral equipment, SCS also has consignment relationships with certain customers to assist such organizations in the disposal of their displaced equipment. ADI cur-rently specializes in the acquisition and remarketing of Digital Equipment Corporation equipment on both a domestic and an international basis. The Company intends to expand ADI's product offering in 1998 to include equipment manufactured by Sun Microsystems, IBM and Hewlett Packard.


Competition

The Company competes as a lessor and as a dealer of new and used computer and selected other high technology equipment with different firms, many of which are larger and better known than the Company and which possess substantially greater financial resources than that of the Company. While its competitive methodologies will vary by business unit, in general, the Company competes mainly on the basis of terms offered in its transactions, its quick response and reliability in meeting its commitments, its manufacturers' independence, its long-term relationships with its customers and its ability to develop and offer alternative solutions and options to high technology equipment users.

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

At December 31, 1997, the Company had 48 full-time employees. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

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

                                1997                     1996
     Fiscal Quarter        HIGH      LOW            HIGH      LOW
     First Quarter        $1.25     $0.88          $2.94     $1.56
     Second Quarter       $1.50     $0.63          $2.75     $1.38
     Third Quarter        $1.44     $0.75          $2.38     $1.69
     Fourth Quarter       $1.19     $0.59          $2.00     $1.00

As of February 27, 1998 the Company had approximately 425 shareholders of record.

The Company has not previously paid cash dividends on its common stock and does not intend to pay such dividends for the foreseeable future. The Company's Second Loan Modification Agreement, efective february 5, 1998, (the "Second Loan Modification Agreement") with Bank of America National Trust and Savings Association ("Bank of America") also restricts the payment of such dividends.

In September of 1997, the Company sold 156,250 shares of common stock at a price of $0.80 per share to an accredited investor. The sale of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10022 is the Company's registrar and transfer agent with respect to its common stock and preferred stock and registrar, transfer agent and warrant agent with respect to the Company's warrants.

ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

     Distribution Services: Sale of terminals, printers, communications controllers, supplies, technical consulting and third-party maintenance services. Business units comprising distribution services are SCS and PMCPI, wholly-owned subsidiaries of LEC
     Technologies, Inc.

     Remarketing Services: Remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors or brokers. This unit also has consignment relationships with certain customers to assist such organizations in the sale of their used equipment. Business units comprising remarketing services include Leasing Edge Corporation, SCS, PMCPI and ADI, a wholly-owned subsidiary of LEC Technologies, Inc., which specializes in the acquisition and remarketing of used computer equipment on both a domestic and international basis.


Accounting Practices

     Accounting Classification of Leases: Reported earnings are significantly impacted by the accounting classification of leases. The Company's lease portfolio is comprised of sales-type, direct financing and operating leases. The Company classifies each lease at inception in accordance with Statement of Financial Accounting Standards No. 13, as amended and interpreted. Sales-type and direct financing leases are those leases which transfer substantially all of the costs and risks of ownership of the equipment to the lessee. Operating leases are those leases in which substantially all of the benefits and risks of ownership of the equipment are retained by the lessor.

     The accounting treatment and resulting impact on the financial statements differs significantly during the term of the lease, depending on the type of lease classification. Under sales-type leases, the present value of the minimum lease payments calculated at the rate implicit in the lease is recorded as revenue and the cost of the equipment less the present value of the estimated unguaranteed residual value is recorded as leasing costs at lease inception. Consequently, a significant portion of the gross profit on the lease transaction is recognized at lease inception. Under direct financing leases, the excess of the aggregate minimum lease payments plus the estimated unguaranteed residual over the cost of the equipment is recorded as unearned interest income at lease inception. Such amount is then recognized monthly over the lease term as a constant percentage of the related asset. There are no costs and expenses related to direct financing leases since revenue is recorded on a net basis. Under operating leases, the monthly lease rental is recorded as revenue ratably over the lease term. The cost of the related equipment is recorded as leased assets and is depreciated over the lease term to the estimated unguaranteed residual value. Regardless of the classification of a lease transaction and the resultant accounting treatment during the lease term, the aggregate gross profit recognized during the lease term is identical.

     Residual Values: The Company's cash flow depends to a great extent on its ability to realize the residual value of leased equipment after the initial term of the lease by re-leasing or selling such equipment. The Company's financial results would be materially and adversely affected if the residual value of the equipment could not be realized when returned to the Company because of technological obsolescence or for any other reason. Estimated residual values for leased equipment vary, both in amount and as a percentage of the original equipment cost, depending upon many factors, including the type and manufacturer of the equipment, the Company's experience with the type of equipment and the term of the lease. In estimating future residual values, the Company relies on both its own experience and upon third-party estimates of future market value where available. The Company reviews its estimated residual values at least annually and reduces them as necessary. At the time of expiration of a lease, the Company remarkets the equipment and records the proceeds from the sale (in the event of a sale) or the present value of the lease rentals (in the event of a sales-type lease) as revenue and records the net book value of the related equipment as a cost of sale or lease.

For a description of the Company's other accounting practices, see Note 1 of Notes to Consolidated Financial Statements. The following analysis of the Company's financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.


Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues

Total revenues from leasing operations decreased 7.7% from $14,178,580 for the year ended December 31, 1996 to $13,085,616 for the year ended December 31, 1997, a decrease of $1,092,964. The decrease in revenues is primarily due to the 1996 renewal, upgrade and consolidation of several existing operating leases into a smaller number of new leases, three of which were accounted for as sales-type leases pursuant to SFAS No. 13 (see Note 2 of Notes to Consolidated Financial Statements for a description of the Company's lease accounting policies). As compared to other lease transactions, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, revenue recognized subsequent to lease inception consists only of the finance income element of the transaction. During 1997, two similar renewal/upgrade transactions were consumated, which resulted in the Company recording revenue from sales-type leases of approximately $2.1 million.
Management anticipates that total revenues from leasing operations in 1998 when compared to 1997 will reflect a similar decrease. The Company does not expect to regularly enter into transactions of this size in the future.

Revenue from the portfolio base of operating leases decreased 11.1% from $9,694,905 for the year ended December 31, 1996 to $8,618,861 for the year ended December 31, 1997, a decrease of $1,076,044. The decrease in operating lease revenue is due primarily to a change in the mix of leases written, principally as a result of the lease renewals referred to previously. The Company anticipates that the majority of its 1998 lease additions will be classified as either direct financing leases or as operating leases.

Distribution sales, representing the activity of ADI, SCS and PMCPI, increased 150.2% from $7,038,154 for the year ended December 31, 1996 to $17,612,586 for the year ended December 31, 1997, an increase of $10,574,432. The increase in distribution sales was due primarily to the acquisition of SCS on November 1, 1996 and the formation of ADI in January of 1997. SCS' revenues for the two-month period ended December 31, 1996 were $1,478,792 as compared to revenues of $9,416,880 for the twelve months ended December 31, 1997. SCS and PMCPI are distributors of computer peripherals and data communications equipment.


Costs and Expenses

Total costs from leasing operations decreased 16.6% from $12,631,385 for the year ended December 31, 1996 to $10,535,365 for the year ended December 31, 1997, a decrease of $2,096,020. The decrease in total costs from leasing operations was due primarily to a 1996 fourth quarter charge of $889,000 to reduce the carrying amount of certain off-lease equipment and the estimated unguaranteed residual values of equipment on lease (see Note 16 of Notes to Consolidated Financial Statements) due to changed market conditions together with a decrease in depreciation expense on operating leases of $1,239,953. The decrease in operating lease depreciation was consistent with the decrease in operating lease revenue. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased 64.8% from $1,547,195 for the year ended December 31, 1996 to $2,550,251 for the year ended December 31, 1997, an increase of $1,003,056. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) increased to 19.5% from 10.9% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased 18.0% from $6,881,020 for the year ended December 31, 1996 to $5,641,067 for the year ended December 31, 1997, a decrease of $1,239,953. The decrease in costs from this segment of the Company's lease portfolio is due primarily to the lease renewals/upgrades mentioned above which were accounted for as sales-type leases. Gross profit on operating leases increased 5.8% from $2,813,885 for the year ended December 31, 1996 to $2,977,794 for the year ended December 31, 1997, an increase of $163,909. Gross margin from operating leases increased from 29.0% for the 1996 period to 34.5% for the 1997 period as a result of the foregoing.

Direct sales costs (leasing costs with respect to the sale of off-lease equipment and leases with dollar buyout options treated as sales) increased 47.6% from $1,224,406 for the year ended December 31, 1996 to $1,806,939 for the year ended December 31, 1997, an increase of $582,533. This increase in direct sales costs was directly related to a year-to-year increase in the volume of leases coming to term. Direct sales costs decreased as a percentage of the related revenue to 96.0% from 107.6%. The decrease in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1997 as compared to 1996.

Distribution cost of sales increased 137.2% from $6,190,582 for the year ended December 31, 1996 to $14,686,695 for the year ended December 31, 1997, an increase of $8,496,113. Distribution cost of sales relates to the distribution sales of ADI, SCS and PMCPI. The increase in distribution cost of sales is directly related to the acquisition of SCS in November of 1996 and the formation of ADI in January of 1997. Gross margin on distribution sales increased to 16.6% for the year ended December 31, 1997 from 12.0% for the year ended December 31, 1996 due primarily to an increase in the contribution margin generated from sales of used equipment and sales of new equipment directly to end users. In both instances, the Company is able to realize higher margins than those realized through sales to other resellers.

Selling, general and administrative expenses increased 33.2% from $3,416,093 for the year ended December 31, 1996 to $4,549,586 for the year ended December 31, 1997, an increase of $1,133,493. The increase in selling, general and administrative expenses was due primarily to the acquisition of SCS and the formation of ADI.

Interest expense on non-lease related indebtedness increased 54.3% from $397,656 for the year ended December 31, 1996 to $613,447 for the year ended December 31, 1997, an increase of $215,791. The increase in interest expense on non-lease related indebtedness was due primarily to interest costs associated with inventory flooring arrangements at SCS and an increase in the interest rate on the Company's outstanding indebtedness to Bank of America from approximately 10.5% in 1996 to approximately 12.5% in 1997 (see Liquidity and Capital Resources below and Note 7 of Notes to Consolidated Financial Statements).



Net Income

As a result of the foregoing, the Company recorded net income of $329,531 for the year ended December 31, 1997 as compared to a net loss of $(1,398,316) for the year ended December 31, 1996.


Liquidity and Capital Resources

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). The Merrill Line of Credit was replaced by the Merrill Note in anticipation of the Company entering into a new $1.75 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the Finova Line and determined it was too costly and that it did not sufficiently address the Company's liquidity needs. Consequently, the Company is currently negotiating a reinstatement of the prior line of credit with Merrill Lynch or, in the event the line of credit is not reinstated, a term out of the remaining obligation. The Merrill Note is guaranteed by the Company and is secured by inventory and accounts receivable of PMCPI (collectively, the "Merrill Collateral").

On December 1, 1997, the remaining principal balance of approximately $394,000 outstanding under the Merrill Note plus accrued interest became due and payable. As of March 27, 1998, PMCPI has not made the December 1, 1997 payment. Although no demand for payment has been made by Merrill Lynch to date, PMCPI is currently in payment default under the terms of the Merrill Note and Merrill Lynch may exercise any of the rights and remedies available to it under the Merrill Note, the original agreements with respect to the Merrill Line of Credit, or otherwise available to it at law or in equity. Such rights and remedies include demanding immediate payment from PMCPI or the Company (pursuant to the Company Guarantee) of the amounts due under the Merrill Note and foreclosure on the Merrill Collateral. Although the Company believes that its current negotiations with Merrill Lynch will be successful, there can be no assurance that the Company will be successful in its efforts to reinstate the Merrill Line of Credit or negotiate a term out upon terms satisfactory to the Company. In the event that Merrill Lynch were to demand immediate payment by PMCPI or the Company of the amounts due and payable under the Merrill Note, the financial condition and, consequently, the operations of the Company could be materially and adversely affected.

The Second Loan Modification Agreement governs the Company's debt obligation due January 1, 1998 to Bank of America (the "Term Loan"). At February 5, 1998, the amount of unpaid principal on the Term Loan was $1,366,365 and the interest rate was 12.5%. The terms of the Second Loan Modification Agreement require the Company to make monthly pricipal payments of $45,546 plus interest at the prime rate plus 400 basis points from January 15, 1998 through June 15, 1998; monthly principal payments of $72,873 plus interest at the prime rate plus 500 basis points from July 15, 1998 through December 15, 1998; monthly principal payments of $109,309 plus interest at the prime rate plus 600 basis points from January 15, 1999 through May 15, 1999; and to pay all remaining unpaid principal, accrued and unpaid interest, and any unpaid fees and expenses on June 15, 1999. The Term Loan is secured by all of the personal property, tangible and intangible, of the Company and its wholly-owned subsidiary, TJ Computer Services, Inc. (dba Leasing Edge Corporation). Restrictive covenants under the Second Loan Modification Agreement include the maintenance of consolidated tangible net worth (as defined) of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; restrictions on incurring additional indebtedness and creating additional liens on the Company's property; and limitations on unfinanced capital expenditures (as defined).

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel, a term note and an outstanding capital lease obligation of approximately $258,030, $160,838 and $122,982, respectively, at December 31, 1997. At December 31, 1997, the Company had outstanding term notes and available credit under the Equity Line of $1,049,133 and $709,017, respectively.

On March 9, 1998, ADI entered into a $500,000 Revolving Credit Agreement (the "ADI Credit Agreement") with Excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel has agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning on April 1, 1998. The ADI Credit Agreement is guaranteed by the Company and is secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI has agreed not to incur any additional indebtedness or to create any additional liens on its property other than under the ADI Credit Agreement. Upon consumation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000 and transferred the $160,838 term note to the ADI Credit Agreement. As of March 27, 1998, loans in the amount of $330,263 were outstanding under the ADI Credit Agreement.

Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1998, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At December 31, 1997, the Company had approximately $917,656 in cash and availability under the Excel Equity Line.

At the inception of each lease, the Company establishes the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The Company's cash flow depends to a great extent on its ability to realize the residual value of leased equipment after the initial term of its leases with its customers. Historically, the Company has realized its recorded investment in residual values through (i) renegotiation of the lease during its term to add or modify equipment; (ii) renewal or extension of the original lease; (iii) leasing equipment to a new user after the initial lease term; or (iv) sale of the equipment. Each of these alternatives impacts the timing of the Company's cash realization of such recorded residual values. Equipment may be returned to the Company at the end of an initial or extended lease term when it may not be possible for the Company to resell or re-lease the equipment on favorable terms. Developments in the high technology equipment market tend to occur at rapid rates, adding to the risk of obsolescence and shortened product life cycles which could affect the Company's ability to realize the residual value of such equipment. In addition, if the lessee defaults on a lease, the financial institution that provided nonrecourse financing may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. If the residual value in any equipment cannot be realized after the initial lease term, the recorded investment in the equipment must be written down, resulting in lower cash flow and reduced earnings. During 1997 and 1996, the Company reduced residual values and off-lease equipment inventory by approximately $75,331 and $1,099,089, respectively, to their net realizable values. There can be no assurance that the Company will not experience further material residual value or inventory write-downs in the future.

The Company intends to continue to retain residual ownership of all the equipment it leases. As of December 31, 1997, the Company had a total net investment in lease transactions of $23.0 million compared to $22.5 million as of December 31, 1996. The estimated residual value of the Company's portfolio of leases expiring between January 1, 1998 and December 31, 2003 totals $9,106,063, although there can be no assurance that the Company will be able to realize such residual value in the future. As of December 31, 1997, the estimated residual value of the Company's portfolio of leases by year of lease termination was as follows:


     Year ending December 31,

             1998                      $ 3,726,363
             1999                        1,572,600
             2000                        3,067,000
             2001                          701,100
             2002 and thereafter            39,000

               Total                   $ 9,106,063

Leased equipment expenditures of $9,872,360 for the year ended December 31, 1997 were financed through the discounting of $10,530,281 of noncancelable lease rentals to various financial institutions. The difference of $657,921 reflects the refinancing of existing leases either at the end of their original lease term or in connection with a renewal/upgrade.

Management recognizes that certain risks are inherent in the leasing services portion of its business. Such risks and assumptions include, but are not limited to, technological obsolescence associated with equipment the Company currently has on lease or in inventory, the estimated residual values of such equipment and the timing of the Company's cash realization of such residual values. In an effort to mitigate such risks, management has implemented a plan to expand and diversify the non-leasing portion of its business. The first step of this plan was the acquisition of SCS in November of 1996. As a result of the acquisition, management was able to eliminate certain redundant administrative tasks at PMCPI, thereby returning PMCPI to profitability in 1997. A second phase of the Company's strategy was implemented in January 1997 with the formation of ADI, which contributed positive earnings to the Company's consolidated financial results.

The Company intends to continue to pursue its strategy of diversifying the technology services it offers through the acquisition of parallel businesses as well as the expansion of itss current product offerings. Accordingly, management believes that revenues from the leasing services unit of the Company's operations will continue to decline as a percentage of consolidated revenues, although management believes that the dollar amount of such revenues will remain relatively constant over the near term. Management further recognizes that the Company must generate additional resources or consider modifications of its expansion plan. To the extent the Company is unable to achieve its funding plan, either through the cash realization of estimated lease residuals or the negotiation of expanded credit facilities, management has contingency plans which include curtailing the rate of its planned expansion activities and reducing existing infrastructure costs.

Based on the Company's anticipated residual value realization, existing credit availability under the Excel Equity Line and the Excel ADI Credit Agreement, and the anticipated contribution margin from the Company's distribution services units, management believes that the Company will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Management further believes that the Company's existing credit lines will be renewed as they come due.

The Company believes that inflation has not been a significant factor in its business.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium approaches. Independent of such issues, management of the Company has initiated an information systems project to standardize all of the Company's hardware and software systems. The systems selected by management are Year 2000 compliant. The implementation of such systems is anticipated to be completed in 1998. Management does not believe that such implementation will have a significant effect on the Company's earnings.


Recently Issued Accounting Standards

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of SFAS No. 130 on the Company's financial statements for the years ended December 31, 1997 and 1996 and believes that SFAS No. 130 will not result in comprehensive income different from net income as reported in the accompanying financial statements.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No, 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of SFAS No. 131 on the Company's financial statements for the years ended December 31, 1997 and 1996.


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







ITEM 7:   CONSOLIDATED FINANCIAL STATEMENTS

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE

Independent Auditors' Report - KPMG Peat Marwick LLP              16

Consolidated Balance Sheets As Of December 31, 1997 and 1996      17

Consolidated Statements of Operations For The Years Ended
     December 31, 1997 and 1996                                   19

Consolidated Statements of Cash Flows For The Years Ended
     December 31, 1997 and 1996                                   20

Consolidated Statements of Stockholders' Equity For The
     Years Ended December 31, 1997 and 1996                       22

Notes To Consolidated Financial Statements                        23


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



























                     Independent Auditors' Report

The Stockholders and Board of Directors
LEC Technologies, Inc.

We have audited the accompanying consolidated balance sheets of LEC Technologies, Inc. (formerly Leasing Edge Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our resonsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEC Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             /s/ KPMG Peat Marwick LLP

Las Vegas, Nevada
March 27, 1998

















                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                             December 31,   December 31,
                                                 1997           1996
                                             -----------    ------------
ASSETS:
  Cash                                       $   208,639    $   412,340
  Receivables - net of allowance for
    doubtful accounts of $157,405 and
    $170,699 at December 31, 1997 and
    1996, respectively                         2,372,159      1,096,868
  Notes receivable - employees                   176,311        199,185
  Inventory, net of reserve for
    obsolescence of $102,102 and
    $816,290 at December 31, 1997 and
    1996, respectively                         2,039,685      2,210,674
  Investment in leased assets:
    Operating leases, net                     15,284,177     17,617,934
    Sales-type and direct financing leases     7,738,825      4,927,894
  Furniture and equipment - net of
    accumulated depreciation of
    $310,378 and $304,495 at December 31,
    1997 and 1996, respectively                  363,970        157,112
  Other assets                                   272,338        397,712
  Goodwill, net of accumulated
    amortization of $134,543 and $84,408
    at December 31, 1997 and 1996,
    respectively                                 617,496        667,631
                                              ----------     ----------
TOTAL ASSETS                                 $29,073,600    $27,687,350
                                              ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)













                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                             December 31,   December 31,
                                                 1997           1996
                                            -----------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                           $ 3,823,522    $ 2,946,365
  Accrued liabilities                            492,325        401,569
  Notes payable and lines of credit            3,128,764      3,881,882
  Nonrecourse and recourse discounted
    lease rentals                             15,905,823     14,808,581
  Other liabilities                              244,796        410,763
                                              ----------     ----------
    TOTAL LIABILITIES                         23,595,230     22,449,160
                                              ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000 shares
    authorized, 380,000 shares issued;
    229,016 shares outstanding                    2,290           2,290
  Common stock, $.01 par value; 25,000,000
    and 12,500,000 shares authorized,
    4,882,269 and 4,407,019 shares issued
    and 4,789,069 and 4,340,919 shares
    outstanding at December 31, 1997 and
    1996, respectively                           48,823          44,071
  Additional paid-in capital                 10,382,421      10,437,915
  Accumulated deficit                        (4,716,732)     (5,046,263)
                                             ----------      ----------
                                              5,716,802       5,438,013
  Common stock held in treasury, at
    cost; 93,200 and 66,100 shares at
    December 31, 1997 and 1996, respectively   (144,682)       (106,073)
  Notes receivable from stockholders            (93,750)        (93,750)
                                             ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                5,478,370       5,238,190
                                             ----------      ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $29,073,600     $27,687,350
                                             ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.





                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Years Ended December 31,
                                            -------------------------
                                               1997           1996
                                            ----------    -----------
Revenues:
  Operating leases                         $ 8,618,861    $ 9,694,905
  Sales-type leases                          2,108,977      2,721,483
  Finance income                               475,140        285,121
  Direct sales                               1,882,638      1,137,686
  Other                                           -           339,385
                                            ----------     ----------
Total revenues from
  leasing operations                        13,085,616     14,178,580
Distribution sales                          17,612,586      7,038,154
Other                                           16,422         20,666
                                            ----------     ----------
Total revenues                              30,714,624     21,237,400
                                            ----------     ----------
Costs and expenses:
  Operating leases                           5,641,067      6,881,020
  Sales-type leases                          1,685,134      2,101,426
  Interest expense                           1,326,894      1,325,444
  Direct sales                               1,806,939      1,224,406
  Write down of inventory and
    residual values                             75,331      1,099,089
                                            ----------     ----------
Total costs from
  leasing operations                        10,535,365     12,631,385
Distribution cost of sales                  14,686,695      6,190,582
Selling, general and
  administrative expenses                    4,549,586      3,416,093
Interest expense                               613,447        397,656
                                            ----------     ----------
Total costs and expenses                    30,385,093     22,635,716
                                            ----------     ----------
Income (loss) before
  income taxes                                 329,531     (1,398,316)
Provision for income taxes                        -              -
                                            ----------     ----------
Net income (loss)                          $   329,531    $(1,398,316)
                                            ==========     ==========
Earnings (loss) per common share           $      0.02    $     (0.45)
                                            ==========     ==========
Earnings (loss) per common share
  assuming dilution                        $      0.02    $     (0.45)
                                            ==========     ==========

The accompanying notes are integral part of these consolidated financial statements.

                                           LEC TECHNOLOGIES, INC. AND
SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1997
AND 1996

                         Preferred Stock      Common Stock      Additional
                     Notes Receiv-     Total
                        -----------------  -------------------   Paid-in
Accumulated   Treasury     able From    Stockholders'
                         Shares   Amount    Shares     Amount    Capital
Deficit      Stock     Stockholders    Equity
                        --------  -------  ---------  --------  ----------
------------  ----------  ------------  ------------
Balance at
 December 31, 1995       229,016  $ 2,290  3,132,319  $ 31,324  $9,526,259
$(3,647,947)  $ (12,000)  $ (25,000)     $ 5,874,926

Sale of common stock                         880,125     8,801     849,477
                                         858,278
Exercise of stock
  options                                    127,375     1,274     173,867
                        (68,750)         106,391
Exercise of "A"
  warrants                                    27,492       275        (275)
                                            -
Acquisition of SCS                           239,708     2,397     117,603
                                         120,000
Purchase of treasury
  stock
            (94,073)                     (94,073)
Preferred stock
  dividends                                                       (229,016)
                                        (229,016)
Net loss
(1,398,316)                              (1,398,316)

--------------------------------------------------------------------------------
-------------------------
Balance at
  December 31, 1996     229,016    2,290   4,407,019    44,071  10,437,915
(5,046,263)   (106,073)    (93,750)       5,238,190


The accompanying notes are an integral part of these consolidated financial statements.


          (Continued)






                                           LEC TECHNOLOGIES, INC. AND
SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 1997
AND 1996


                         Preferred Stock      Common Stock      Additional
                     Notes Receiv-     Total
                        -----------------  -------------------   Paid-in
Accumulated   Treasury     able From    Stockholders'
                         Shares   Amount    Shares     Amount    Capital
Deficit      Stock     Stockholders    Equity
                        --------  -------  ---------  --------  ----------
------------  ----------  ------------  ------------
Balance at
  December 31, 1996      229,016  $ 2,290  4,407,019  $ 44,071 $10,437,915
$(5,046,263)  $(106,073)  $ (93,750)      $5,238,190

Sale of common stock                         156,250     1,562     123,438
                                         125,000
Issuance of common
  stock for services                          50,000       500      46,375
                                          46,875
Exercise of "B"
  warrants                                   269,000     2,690      (2,690)
                                            -
Stock option compen-
  sation expense                                                     6,399
                                           6,399
Purchase of treasury
  stock
            (38,609)                     (38,609)
Preferred stock
  dividends                                                       (229,016)
                                        (229,016)
Net income
329,531                                  329,531

--------------------------------------------------------------------------------
-------------------------
Balance at
  December 31, 1997     229,016  $ 2,290  4,882,269   $ 48,823 $10,382,421
$(4,716,732)  $(144,682)  $ (93,750)      $5,478,370

================================================================================
=========================

The accompanying notes are an integral part of these consolidated financial statements.





                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                             --------------------------
                                                1997           1996
                                             -----------     ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                        $   329,531  $(1,398,316)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization          5,757,672    6,986,608
        Write down of inventory, residual
          values and other                        75,331    1,189,981
        Stock option compensation expense         53,274         -
        Change in assets and liabilities,
          net of effects of acquisition:
          Increase in receivables             (1,275,291)     (60,503)
          Increase inventory                    (135,879)    (354,532)
          Increase (decrease) in
            accounts payable                     877,157     (446,485)
          Increase (decrease) in
            accrued liabilities                   33,502      (52,583)
          All other operating activities        (309,593)     302,564
                                               ---------    ---------
     Net cash provided by operating
       activities                              5,405,704    6,166 734
                                             -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease
    inventory and equipment                    1,734,074    2,786,579
  Purchases of inventory for lease            (6,253,853)  (5,579,587)
  Purchases of furniture and equipment          (132,908)     (52,277)
  (Increase) decrease in notes receivable         22,874      (50,435)
  Purchase of SCS, net of cash acquired             -          80,957
  Additions to net investment in
    sales-type and direct financing leases    (3,618,507)  (4,504,865)
  Sales-type and direct financing
    lease rentals received                     2,251,582    1,763,154
                                             -----------   ----------
  Net cash used in investing activities       (5,996,738)  (5,556,474)
                                             -----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Years Ended December 31,
                                             -------------------------
                                                 1997          1996
                                             -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals        10,530,281     9,186,720
  Payments on nonrecourse and recourse
    discounted lease rentals                 (9,433,039)  (10,638,141)
  Proceeds from notes payable                 1,051,373       817,647
  Payments on notes payable                  (1,944,911)     (363,905)
  Proceeds from exercise of stock
    options                                       -           106,391
  Proceeds from sale of stock, net              125,000       858,278
  Proceeds from exercise of warrants            269,000        55,592
  Deferred equity transaction costs               -          (106,497)
  Purchase of treasury stock                    (38,609)      (94,073)
  Preferred stock dividends paid               (171,762)     (229,016)
                                                 -----------    ----------
 Net cash provided by (used in)
   financing activities                         387,333      (407,004)
                                             ----------    ----------
Net increase (decrease) in cash                (203,701)      203,256
Cash at beginning of period                     412,340       209,084
                                             ----------    ----------
Cash at end of period                       $   208,639   $   412,340
                                            ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                                $ 1,875,196   $ 1,729,001
                                             ==========    ==========
    Income taxes                            $     3,750   $    29,826
                                             ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.









                  LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Nature of Operations: LEC Technologies, Inc. and subsidiaries (formerly known as Leasing Edge Corporation)(collectively, the "Company" or "LEC") is a technology services company, providing solutions that help organizations reduce technology cost and risk. The Company is primarily engaged in the buying, selling, and leasing of data processing and other high technology equipment and related services.

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

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates

          The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For lease accounting, this includes the estimated fair market value at lease termination of the related equipment, commonly referred to as "residual value". Residual values are established at lease inception at amounts equal to the estimated value to be received from the equipment following termination of the initial lease, as determined by management. In estimating such values, management considers all relevant information and circumstances regarding the equipment and the lessee, including historical experience by equipment type and manufacturer, adjusted for known trends. On at least an annual basis, management assesses the realizability of recorded residual values and, if necessary, establishes a reserve to reduce the recorded values to their estimated net realizable value. Actual results could differ from those estimates.



          Lease Accounting

          See Note 2 "Lease Accounting Policies" for a description of lease accounting policies, lease revenue recognition and related costs.

          Inventory

          Inventory of equipment that has come off lease is valued at the lower of cost or market based on specific identification. Inventory of equipment held for distribution is stated at the lower of cost (first in, first out) or market.

          Goodwill

          Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over 15 years.

          Nonrecourse Financing

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

          Revenue Recognition

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

          Depreciation and amortization are provided on the straight-line method over the following useful lives:

               Computer equipment                 3 to 5 years
               Furniture and office equipment     5 to 7 years
               Leasehold improvements             Term of lease

          Impairment of Long-Lived Assets and Long-Lived Assets to Be
          Disposed Of

          Management periodically evaluates the carrying value of its long-lived assets, including operating leases, furniture and equipment and intangible assets. Whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss for the difference between the carrying value and the estimated net future cash flows attributable to such asset. Management believes that no material impairment in the carrying value of long-lived assets existed at December 31, 1997 or 1996.

          Income Taxes

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

          Stock Option Plans

          Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. As such, compensation would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

          Earnings Per Share

          Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share".

          Impact of Recently Issued Accounting Standards

          In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of SFAS No. 130 on the Company's financial statements for the years ended December 31, 1997 and 1996 and believes that SFAS No. 130 will not result in comprehensive income different from net income as reported in the accompanying financial statements.

          In June of 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes additional standards for segment reporting in financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of SFAS No. 131 on the financial statements for the years ended December 31, 1997 and 1996.

          Reclassification

          Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

NOTE 2:   LEASE ACCOUNTING POLICIES

          SFAS No. 13 requires that a lessor account for each lease by either the direct financing, sales-type or operating method.

          Leased Assets

          Direct financing and sales-type leases - Direct financing and sales-type leased assets consist of the future minimum lease payments plus the present value of the estimated unguaranteed residual less unearned finance income (collectively referred to as the net investment).

          Operating Leases - Operating leased assets consist of the equipment cost less accumulated depreciation.
          Revenue, Costs and Expenses

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

NOTE 3:   LEASED ASSETS

          The components of the net investment in sales-type and direct financing leases as of December 31 are as follows:

                                                     1997             1996

          Total future minimum lease payments    $7,448,044       $4,670,997

          Estimated unguaranteed residual
           values of leased equipment             1,225,500          797,300

          Less unearned finance income           (  934,719)      (  540,403)

               Total                            $ 7,738,825      $ 4,927,894

          Future minimum lease payments on sales-type and direct financing leases as of December 31, 1997 are as follows:





               Years ending December 31,
                    1998                               $3,173,468
                    1999                                2,492,875
                    2000                                1,224,521
                    2001                                  372,979
                    2002 and thereafter                   184,201

                                                       $7,448,044


          Assets under operating leases are as follows at December 31:


                                                1997              1996
          Equipment at cost or net
               realizable value             $26,777,702       $29,056,736

          Accumulated depreciation          (11,493,525)      (11,438,802)

          Total                             $15,284,177       $17,617,934


          Depreciation expense related to operating leases was $5,641,067 and $6,881,020 for the years ended December 31, 1997 and 1996, respectively.

          Future minimum lease rentals on operating leases are due as follows:

               Years ending December 31,
                    1998                              $ 5,153,505
                    1999                                3,691,355
                    2000                                1,406,379
                    2001                                   66,705
                    2002                                   13,689

                                                      $10,331,633


          The estimated residual value of the Company's portfolio of leases (including sales-type, direct financing and operating) by year of lease termination are as follows:

          Years ending December 31,
                    1998                               $3,726,363
                    1999                                1,572,600
                    2000                                3,067,000
                    2001                                  701,100
                    2002 and thereafter                    39,000

                                                       $9,106,063


NOTE 4:   Acquisition of Superior Computer Systems, Inc. ("SCS")

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

          The following unaudited pro forma consolidated results of operations assume that the acquisition occurred on January 1, 1996 and reflect the historical operations of the purchased business adjusted for amortization of goodwill resulting from the acquisition.

          (In thousands, except per share data)

                                               Year ended
                                            December 31, 1996
                                               (Unaudited)

          Total revenues                             32,203
          Net loss                                   (1,522)
          Loss per share                              (0.46)


          The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

NOTE 5:   INCOME TAXES

          Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 35% for the years ended
          December 31 as follows:

                                              1997           1996


          Computed "expected" income tax
            expense (benefit)             $   115,336  $    (489,411)
          Change in valuation allowance
            for deferred tax assets          (119,701)        93,181
          Nondeductible expenses                4,365        396,230
               Total tax expense                 -              -


          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at December 31, 1997 and 1996 are presented below:

                                             December 31,    December 31,
                                                 1997            1996
          Deferred Tax Assets
          Allowances for doubtful accounts,
            inventory obsolescence and
            residual value realization not
            currently deductible             $   117,428      $  450,447
          Expenses accrued for financial
            statement purposes, not
            currently deductible                 576,450         576,450
          Net operating loss carryforwards     1,374,967       1,498,762
                                               ---------       ---------
          Total gross deferred tax assets      2,068,845       2,525,659
          Valuation allowance                   (248,757)       (368,458)
                                               ---------       ---------
            Net deferred tax assets            1,820,088       2,157,201
                                               ---------       ---------

          Deferred Tax Liabilities
          ------------------------
          Basis difference for sales-type and
            direct financing leases for
            financial statement purposes and
            sales for tax purposes               218,719         342,507
          Basis difference for operating
            leases, principally due to
            depreciation                       1,601,369       1,814,694
                                               ---------       ---------
          Total deferred tax liabilities       1,820,088       2,157,201
                                               ---------       ---------
               Net deferred taxes                  -               -
                                               =========       =========


          The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 1997 and 1996, the Company determined that $248,757 and $368,458, respectively, of tax benefits did not meet the realization criteria.

          At December 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $3,900,000 which are available to offset future taxable income, if any, through 2009.

NOTE 6:   NONRECOURSE AND RECOURSE DISCOUNTED LEASE RENTALS


          The Company assigns the rentals of its leases to financial institutions at fixed rates on a nonrecourse or, to a lesser extent, on a recourse basis but retains the residual rights. In return for future lease payments, the Company receives a discounted cash payment. Discounted lease rentals as of December 31, 1997 and 1996 were $15,905,823 and $14,808,581 respectively of which $258,030 and $196,518 are recourse, respectively. Interest expense on discounted lease rentals for the years ended December 31, 1997 and 1996 was $1,326,894 and $1,325,444, respectively.

          Principal and interest payments required on discounted lease rentals as of December 31, 1997 are as follows:

               Years ending December 31,
                    1998                              $ 8,195,787
                    1999                                6,154,015
                    2000                                2,626,387
                    2001                                  439,684
                    2002 and thereafter                   185,600

                         Total                         17,601,473
                         Less interest                 (1,695,650)

                         Principal amount             $15,905,823



NOTE 7:   NOTES PAYABLE AND LINES OF CREDIT

          The Company and Bank of America National Trust and Savings Association ("Bank of America") have entered into a Second Loan Modification Agreement, effective February 5, 1998, (the "Second Loan Modification Agreement") governing the Company's debt obligation due January 1, 1998 to Bank of America (the "Term Loan"). At February 5, 1998, the amount of unpaid principal on the Term Loan was $1,366,365 and the interest rate was 12.5%. The terms of the Second Loan Modification Agreement require the Company to make monthly pricipal payments of $45,546 plus interest at the prime rate plus 400 basis points from January 15, 1998 through June 15, 1998; monthly principal payments of $72,873 plus interest at the prime rate plus 500 basis points from July 15, 1998 through December 15, 1998; monthly principal payments of $109,309 plus interest at the prime rate plus 600 basis points from January 15, 1999 through May 15, 1999; and to pay all remaining unpaid principal, accrued and unpaid interest, and any unpaid fees and expenses on June 15, 1999. The Term Loan is secured by all of the personal property, tangible and intangible, of the Company and its wholly-owned subsidiary, TJ Computer Services, Inc. (dba Leasing Edge Corporation). Restrictive covenants under the Second Loan Modification Agreement include the maintenance of consolidated tangible net worth (as defined) of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; restrictions on incurring additional indebtedness and creating additional liens on the Company's property; and limitations on unfinanced capital expenditures (as defined).

          In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National
          Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at December 31, 1997 was $117,080. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel, a term note and an outstanding capital lease obligation of approximately $258,030, $160,838 and $122,982, respectively, at December 31, 1997. At December 31, 1997, the Company had outstanding term notes and available credit under the Equity Line of $1,049,133 and $909,017, respectively.

          In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). The Merrill Line of Credit was replaced by the Merrill Note in anticipation of the Company entering into a new $1.75 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the Finova Line and determined it was too costly and that it did not sufficiently address the Company's liquidity needs. Consequently, the Company is currently negotiating a reinstatement of the prior line of credit with Merrill Lynch or, in the event the line of credit is not reinstated, a term out of the remaining obligation. The Merrill
          Note is guaranteed by the Company and is secured by inventory and accounts receivable of PMCPI (collectively, the "Merrill Collateral").

          On December 1, 1997, the remaining principal balance of approximately $394,000 outstanding under the Merrill Note plus accrued interest became due and payable. As of March 27, 1998, PMCPI has not made the December 1, 1997 payment. Although no demand for payment has been made by Merrill Lynch to date, PMCPI is currently in payment default under the terms of the Merrill Note and Merrill Lynch may exercise any of the rights and remedies available to it under the Merrill Note, the original agreements with respect to the Merrill Line of Credit, or otherwise available to it at law or in equity. Such rights and remedies include demanding immediate payment from PMCPI or the Company (pursuant to the Company Guarantee) of the amounts due under the Merrill Note and foreclosure on the Merrill Collateral. Although the Company believes that its current negotiations with Merrill Lynch will be successful, there can be no assurance that the Company will be successful in its efforts to reinstate the Merrill Line of Credit or negotiate a term out upon terms satisfactory to the Company. In the event that Merrill Lynch were to demand immediate payment by PMCPI or the Company of the amounts due and payable under the Merrill Note, the financial condition and, consequently, the operations of the Company could be materially and adversely affected.

          On March 9, 1998, ADI entered into a $500,000 Revolving Credit Agreement (the "ADI Credit Agreement") with Excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel has agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning on April 1, 1998. The ADI Credit Agreement is guaranteed by the Company and is secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI has agreed not to incur any additional indebtedness or to create any additional liens on its property other than under the ADI Credit Agreement. Upon consumation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000 and transferred the $160,838 term note to the ADI Credit Agreement. As of March 27, 1998, loans in the amount of $330,263 were outstanding under the ADI Credit Agreement.

          In connection with the Company's 1994 acquisition of PMCPI, the Company issued a $250,000 non-interest bearing note payable to PMCPI's sole shareholder. At December 31, 1996, the remaining obligation on such note, discounted at an imputed rate of 8.5%, was $50,000. The note was paid in full at its maturity date of January 1, 1997.

          In connection with the Company's acquisition of SCS, the Company issued to each of SCS' two shareholders a $100,000 non-interest bearing note payable due in varying installments through November 1997. At December 31, 1996, the remaining obligation due on such notes, discounted at an imputed rate of 10.0%, was $194,385. The notes were paid in full in 1997.

          Notes payable and lines of credit consist of the following at December 31,

                                                   1997         1996
                                                  ------       ------
          Term loan with Bank of America, with
          interest at prime plus 4.0 percent,
          due in varying installments through
          June 15, 1999                         $1,366,365  $ 2,476,365

          Term note with Merrill Lynch, due
          December 1, 1997, with floating
          interest rate, currently at 9.25
          percent                                  401,614        -

          Revolving line of credit agreement
          with Merrill Lynch, with floating
          interest rate of prime plus 1.0
          percent                                     -         499,937

          Secured notes payable to Excel,
          payable in installments through
          November, 1999 with fixed interest
          rates between 9.75 and 10.0 percent,
          secured by leased equipment            1,049,133      626,801

          Term note payable to Excel, due
          January 29, 1998, with floating
          interest rate of prime plus 2.5
          percent                                  160,838         -

          Acquisition notes payable, with
          imputed interest ranging from 8.5 to
          10 percent, due in varying
          installments through November 1997          -         244,385

          Other                                    150,814       34,394
                                                 ---------    ---------
                                                $3,128,764   $3,881,882
                                                 =========    =========


          Required annual principal payments as of December 31, 1997 are as follows:

                              1998              $1,612,663
                              1999               1,076,261
                              2000                 418,837
                              2001                  19,115
                              2002                   1,888
                                                 ---------
                                   Total        $3,128,764
                                                 =========


     NOTE 8:   COMMITMENTS AND CONTINGENCIES

          a)   Lease Agreements

               The Company leases office and warehouse space under operating leases expiring individually through 2002. The following is a schedule by year of future minimum rental payments required as of December 31, 1997 under these operating leases that have initial or remaining noncancelable lease terms in excess of one year:

               Years ending December 31,
                    1998                               $228,083
                    1999                                210,808
                    2000                                210,808
                    2001                                137,540
                    2002                                 51,386
                    Thereafter                             -

                         Total                         $838,625


               Rental expense on operating leases was $267,552 and $206,342 for the years ended December 31, 1997 and 1996, respectively.

          b)   Employment Contracts

               The Company has employment agreements with certain of its executive officers and management personnel with remaining terms of approximately four years. Under these agreements, the employee is entitled to receive other employee benefits of the Company, including medical and life insurance coverage. The agreements may be terminated by either the Company or the employee at any time or for any reason. If an agreement is terminated due to the death of an employee, a death benefit equal to six months salary shall be paid to the employee's estate. The employment agreement of the Company's President and Chief Executive Officer includes additional compensation in the form of a bonus based on Company performance. The Company's annual expense under these agreements is approximately $930,000.


NOTE 9:   RELATED PARTY TRANSACTIONS

          a)   Company's Board of Directors

               A member of the Company's Board of Directors was formerly an officer of Tiffany & Co., a major customer of the Company. Such individual did not have approval authority over lease transactions on behalf of Tiffany & Co.


          b)   Other Transactions

               Included in notes receivable from shareholders in the accompanying consolidated balance sheets at December 31, 1997 and 1996 is a $25,000 note receivable from a current officer for the purchase of Company common stock.

          c)   Aggregate Effect of Transactions with Related Parties

               The Board of Directors of the Company has reviewed the aggregate effect on operations of the above-described transactions and concluded that such transactions were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

NOTE 10:  STOCKHOLDERS' EQUITY

          During the year ended December 31, 1997, the Company sold 156,250 shares of common stock to an individual in a private placement transaction for proceeds of $125,000.

          Also in 1997, the Company issued an aggregate of 50,000 shares of restricted common stock to two individuals in connection with their employment at ADI. The fair market value of the shares at date of issue was $46,875 and was expensed in 1997.

          During the year ended December 31, 1996, the Company sold an aggregate of 880,125 shares of common stock to two investment groups in private placement transactions. The proceeds of these transactions, net of related costs of $131,692, was $858,278.

          In 1996, the Company issued 239,708 shares of restricted common stock in connection with the Company's acquisition of SCS.


          A.  SERIES A CONVERTIBLE PREFERRED STOCK

          In August of 1993, the Company completed the sale of 380,000 shares of Series A Convertible Preferred Stock. The Preferred Stock is convertible at the holders option at any time into 1.75 shares of common stock at a conversion price of $5.68 per share. If the Series A Preferred Stock is converted on or prior to August 4, 1998, the holder will receive ten (10) warrants to purchase 1/8th share of common stock for each share of Series A Preferred Stock converted. Outstanding Series A Preferred Stock is redeemable by the Company at $10.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock pays dividends in arrears at an annual rate of $1.00 per share. A conversion bonus equal to $0.25 per share of Series A Preferred Stock converted shall be payable to any holder who converts such shares after the date in any calendar quarter on which dividends accrue and prior to such date for the succeeding calendar quarter.

          At December 31, 1997 and 1996 there were 229,016 shares of preferred stock and 1,509,840 warrants outstanding.

          Preferred stock dividends of $171,762 and $229,016 were paid from additional paid in capital in 1997 and 1996, respectively. Accrued and unpaid preferred stock dividends were $114,508 and $57,254 at December 31, 1997 and 1996, respectively.




          B.  WARRANTS AND STOCK OPTIONS

          Warrants

          In August of 1995, the Company registered 3,092,687 Class A Common Stock Purchase Warrants and 1,000,000 Class B Common Stock Purchase Warrants, together with the underlying common shares. Each of the warrants entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $3.00 per share.

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

          During the year ended December 31, 1996, the Company issued an aggregate of 2,319,993 Class C Common Stock Purchase Warrants and an aggregate of 2,319,993 Class D Common Stock Purchase Warrants at exercise prices of $1.625 and $1.75, respectively, in connection with two private placements of common stock. In September of 1997, the Company's Board of Directors voted to reduce the exercise price of the warrants to $1.25. Each of the warrants entitle the holders thereof to purchase one share of the Company's common stock at the exercise prices referred to above and expire on April 30, 1999. At December 31, 1997, none of the Class C or Class D warrants had been exercised.

          Stock Options

          1)   Key Employee and Director

               The Company has five stock option plans covering an aggregate of 2,687,500 shares of common stock which provide for the granting of incentive stock options and/or nonqualified stock options to employees and directors to purchase shares of common stock. Options granted to employees generally vest over a three to five year period and expire five years from the date of grant. Options granted to directors are immediately vested and expire ten years from the date of grant. Under the stock option plans, the exercise price of each option at issuance equals the market price of the Company's common stock on the date of grant.

               Additionally, an officer of the Company has 58,125 options to acquire common stock at an exercise price of $0.08 per share. The options were granted in 1993 in lieu of prospective commissions and were subject to a three year vesting.

               The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans in the consolidated financial statements. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) available to common stockholders and earnings
               (loss) per common weighted average share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       1997       1996
               Net earnings (loss) available to
                 common stockholders:
                   As reported                       $  101     $(1,627)
                   Pro forma                           (123)     (1,836)

               Earnings (loss) per common
                 weighted average share:
                   As reported                       $ 0.02     $ (0.45)
                   Pro forma                          (0.03)      (0.51)


               For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.0% for each year; expected volatility of 35 percent and 19 percent; risk free interest rates of 5.96% and 5.94%; and expected lives of three years and five years.

               Additional information on shares subject to options is as follows:

                                        1997                    1996
                                ----------------------  --------------------
                                  Weighted                Weighted
                                  Number      Average     Number    Average
                                    of        Exercise      of      Exercise
                                  Shares      Price       Shares    Price
                                ----------    --------  ----------  --------
               Outstanding at
                 beginning of
                 year            1,214,625    $   1.62     419,625  $   1.36
               Granted           2,100,000        0.75     800,000      0.75
               Exercised              -            -          -          -
               Forfeited        (2,759,000)       0.76      (5,000)    (1.06)
                                 ---------     -------   ---------   -------
               Outstanding at
                 end of year       555,625        0.68   1,214,625      1.62
                                 =========     =======   =========   =======
               Options exer-
                 cisable at
                 year end          168,292        0.52     719,625      1.52
                                 =========     =======   =========   =======


               Weigted average
                 fair value of
                 options granted
                 during the year    $ 0.25                  $ 0.45
                                     =====                   =====


               The following table summarizes information about stock options outstanding at December 31, 1997:

                                               Options Outstanding
                                        --------------------------------
                                                  Weighted
                                                  Average       Weighted
                                         Number   Remaining     Average
               Range of exercise           of     Contractual   Exercise
                 prices                  Shares   Life          Price
               ---------------------------------------------------------
               $0.08                     58,125      5.7 yrs    $   0.08
                0.75                    497,500      4.1 yrs        0.75
                                        -------   ----------     -------
                                        555,625      4.3 yrs    $   0.68
                                        =======   ==========     =======


                                               Options Exercisable
                                           --------------------------
                                                            Weighted
                                             Number         Average
               Range of exercise               of           Exercise
                 prices                      Shares         Price
               ------------------------------------------------------
               $0.08                         58,125         $    0.08
                0.75                        110,167              0.75
                                            -------          --------
                                            168,292         $    0.52
                                            =======          ========


          2)   Other Options

               Options granted to other than employees/directors are accounted for based on the fair value method pursuant to SFAS No. 123 utilizing the Black-Scholes option-pricing method. The amount charged to expense in 1997 for such options was $6,399.

               In August 1997, the Company granted an aggregate of 150,000 options (50,000 at an exercise price of $0.75 and 100,000 at an exercise price of $1.00) to an unaffiliated company for services. Such options were immediately vested and expire in August 1999. Subsequent to December 31, 1997, the grant was modified to eliminate the 100,000 options having the $1.00 per share exercise price.

               In October 1996, the Company granted 50,000 stock options to an individual at an exercise price of $1.56. Such options were immediately vested and expire April 7, 1998.

               In 1995, the Board of Directors of the Company approved the issuance of options covering 275,000 shares of common stock to two companies for services. The exercise price of the options was $1.38 per share which was equal to the quoted market value of the Company's common stock at the date of grant. Such options were immediately vested and expire on March 6, 2000. During the year ended December 31, 1996, 77,000 of such options were exercised.

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

          C.  OTHER

          Included in other assets in the accompanying consolidated balance sheet at December 31, 1996 is $269,000 of deferred costs associated with the Class B Common Stock Purchase Warrants. Such capitalized costs were netted against the proceeds received in the first quarter of fiscal 1997.

NOTE 11:  MANAGEMENT'S PLANS

          Management recognizes that certain risks are inherent in the leasing services portion of its business. Such risks and assumptions include, but are not limited to, technological obsolescence associated with equipment the Company currently has on lease or in inventory, the estimated residual values of such equipment and the timing of the Company's cash realization of such residual values. In an effort to mitigate such risks, management has implemented a plan to expand and diversify the non-leasing portion of its business. The first step of this plan was the acquisition of SCS in November of 1996. As a result of the acquisition, management was able to eliminate certain redundant administrative tasks at PMCPI, thereby returning PMCPI to profitability in 1997. A second phase of the Company's strategy was implemented in January 1997 with the formation of ADI, which contributed positive earnings to the Company's consolidated financial results.

          The Company intends to continue to pursue its strategy of diversifying the technology services it offers through the acquisition of parallel businesses as well as the expansion of its current product offerings. Accordingly, management believes that revenues from the leasing services unit of the Company's operations will continue to decline as a percentage of consolidated revenues, although management believes that the dollar amount of such revenues will remain relatively constant over the near term. Management further recognizes that the Company must generate additional resources or consider modifications of its expansion plan. To the extent the Company is unable to achieve its funding plan, either through the cash realization of estimated lease residuals or the negotiation of expanded credit facilities, management has contingency plans which include curtailing the rate of its planned expansion activities and reducing existing infrastructure costs.

          Based on the Company's anticipated residual value realization, existing credit availability under the Equity Line and the ADI Credit Agreement, and the anticipated contribution margin from the Company's distribution services units, management believes that the Company will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Management further believes that the Company's existing credit lines will be renewed as they come due.

NOTE 12:  MAJOR CUSTOMERS AND SUPPLIERS

          Revenue from leases with three customers of the Company accounted for 15.0%, 9.2%, and 3.7% and 25.0%, 12.8% and 7.4% of
          consolidated revenues for the years ended December 31, 1997 and 1996, respectively.

          The Company currently purchases a significant amount of inventory for resale from a limited number of suppliers in connection with its distribution operations. Consequently, the Company is dependent upon the availability of product from and the timeliness of delivery by such suppliers in fulfilling its customers' orders.

NOTE 13:  EMPLOYEE BENEFIT PLANS

          The Company has a qualified 401(k) Profit Sharing Plan (the "Plan") covering all employees of the Company, including officers. Employees are eligible to participate in the Plan upon hire. The Plan requires the Company to match 50% of each dollar contributed by a Plan participant up to the Participants qualified deferral amount. During 1997 and 1996, the Company contributed its required amounts of $56,902 and $34,498 to the Plan on behalf of the Plan's participants.

NOTE 14:  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
          ACTIVITIES

          During the year ended December 31, 1997, the Company purchased computer hardware and software for $140,420 which was funded through a capital lease obligation.

          During the year ended December 31, 1997, operating lease assets of $1,128,453 were reclassified as sales-type or direct financing leases due to leases renewals/upgrades.

          During the year ended December 31, 1996, the Company issued 67,500 shares of common stock in exchange for a note receivable of $68,750 and acquired all of the outstanding common stock of Superior Computer Services, Inc. in exchange for 239,708 shares of restricted common stock and a $200,000 non-interest bearing note payable.

NOTE 15:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following disclosure of the estimated fair value of financial instruments was made in accordance with Statement of Financial Accounting Standards, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"). SFAS No. 107 specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. Accordingly, the aggregate fair value amounts presented are not intended to represent the underlying value of the net assets of the Company.

          The carrying amounts at December 31, 1997 for receivables, accounts payable, accrued liabilities, notes payable and lines of credit approximate their fair values due to the short maturity of these instruments. As of December 31, 1997, the carrying amount of recourse discounted lease rentals of $258,030 approximate their fair values because the discount rates are comparable to current market rates of comparable debt having similar maturities and credit quality.

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

NOTE 17:  EARNINGS PER COMMON SHARE

          In February of 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supercedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of "primary EPS" with a presentation of "basic EPS" and "fully diluted EPS" with "diluted EPS". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS under APB Opinion No. 15. The following EPS amounts reflect EPS as computed under SFAS No. 128:


                                             December 31,     December 31,
                                                 1997             1996
                                             ------------     ------------
          Shares outstanding at
            beginning of period                 4,340,919        3,129,319
          Effect of issuance of common
            stock for services                     43,698            -
          Issuance of common stock
            pursuant to private place-
            ment transactions                      48,801          422,089
          Issuance of common stock
            related to 1996 acquisition
            of SCS                                   -              17,682
          Exercise of stock options                  -              52,049
          Exercise of "A" warrants                   -              10,891
          Exercise of "B" warrants                258,682            -
          Purchase of treasury stock              (18,078)          (6,375)
                                             ------------     ------------
          Weighted average common
            shares outstanding                  4,674,022        3,625,655
                                             ============     ============

          Net income (loss)                 $     329,531    $  (1,398,316)
          Preferred stock dividends              (229,016)        (229,016)
                                             ------------     ------------
          Net earnings available to
            common shareholders             $     100,515    $  (1,627,332)
                                             ============     ============
          Earnings (loss) per common
            share                           $        0.02            (0.45)
                                             ============     ============

          Weighted average common
            shares outstanding                  4,674,022        3,625,655
          Effect of common shares
            issuable upon exercise of
            dilutive stock options                155,048           -
                                              -----------     ------------
          Weighted average common
            shares outstanding assuming
            dilution                            4,829,070        3,625,655
                                              ===========     ============
          Earnings (loss) per common
            share assuming dilution          $       0.02    $       (0.45)
                                              ===========     ============


          The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive:


                                                  1997           1996
                                              ------------    ------------
          Options                                 448,000      1,562,625
          Warrants                              4,828,716      5,828,716
          Convertible preferred stock             400,778        400,778
          Warrants issuable upon conversion
            of preferred stock if conversion
            occured prior to August 4, 1998       286,270        286,270

















































ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                 PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                     Age       Position

Michael F. Daniels        49       Chairman of the Board, President and
                                   Chief Executive Officer

William J. Vargas         38       Vice President - Finance, Chief
                                   Financial Officer, Treasurer and
                                   Secretary

Larry M. Segall           43       Director

L. Derrick Ashcroft       69       Director



MICHAEL F. DANIELS has served as Chairman of the Board of Directors, President and Chief Executive Officer since April of 1994 and as a Director of the Company since 1983. He served as Chief Operating Officer from March of 1993 to April of 1994 and as Senior Vice President - Marketing for more than five years prior thereto.

WILLIAM J. VARGAS has served as Vice President - Finance, Chief Financial Officer and Treasurer since May of 1995 and as Secretary since February of 1996. From July of 1993 to January of 1995 he was the Senior Director of Finance for Fitzgeralds Casino/Hotel and from February of 1995 through April of 1995 he was an independent financial consultant. From January of 1992 to July of 1993 he was the Chief Financial Officer of Sport of Kings, Inc., a publicly traded gaming company.

LARRY M. SEGALL has served as a Director of the Company since November of 1989. Mr. Segall is currently the Chief Financial Officer of Vitamin Industries, Inc. From 1985 through October 1997, Mr. Segall was employed by Tiffany & Co. as its Vice President - Treasurer and Controller.

L. DERRICK ASHCROFT has served as a Director of the Company since August of 1994. From 1988 to 1995 he was Chairman of the Board of Cardiopet, Inc., an animal diagnostic firm. Mr. Ashcroft is a graduate of Oxford
University, England.

Mr. William G. McMurtrey and Dr. David C. Ward resigned from the Company's Board of Directors on March 25, 1997 and March 31, 1997, respectively. Their were no disagreements related to such resignations.

Officers serve at the discretion of the Board of Directors. All Directors hold office for one year terms and until the election and qualification of their successors. The Company has a Key Employee Stock Option Committee and an Audit Committee, each consisting of Messrs. Segall and Ashcroft. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the year ended December 31, 1997.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from January 1, 1996 through December 31, 1997, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

The compensation paid and/or accrued to the Chief Executive Officer of the Company for services rendered to the Company during the three fiscal years ended December 31, 1997 and the compensation paid and/or accrued to the Chief Financial Officer of the Company for services rendered to the Company during the two fiscal years ended December 31, 1997 is presented in the following table. No other executive officer received annual compensation in excess of $100,000 in any of the three fiscal years ended December 31, 1997.

(a)  Summary Compensation Table

                                          Annual Compensation
                                 -------------------------------------
                                                          Other Annual
Name of Individual and   Fiscal    Salary    Bonus        Compensation
  Principal Position      Year      ($)       ($)             ($)
----------------------   ------  --------   --------      ------------
Michael F. Daniels        1997   $336,519      -          $181,653 (2)
  President & CEO         1996    273,077      -           258,619 (2)
                          1995    254,808  $ 25,000(1)     198,987 (2)

William J. Vargas         1997    128,871      -              -
  CFO & Secretary         1996    115,341      -              -


(a)  Summary Compensation Table (cont'd)


                                        Long Term Compensation
                                 -------------------------------------
                                         Awards              Payouts
                                 ------------------------   ----------
                                             Securities     Long Term
                                 Restricted  Underlying     Incentive
Name of Individual and   Fiscal    Stock     Options/SARs     Plan
  Principal Position      Year    Awards($)      (#)        Payouts($)
----------------------   ------  ----------  ------------   ----------
Michael F. Daniels        1997       -             -   (4)      -
  President & CEO         1996       -          250,000(4)      -
                          1995       -           79,000(4)      -

William J. Vargas         1997       -             -   (4)      -
  CFO & Secretary         1996       -           70,000(4)      -


(a)  Summary Compensation Table (cont'd)


                                        All
Name of Individual and   Fiscal        Other
  Principal Position      Year    Compensation($)
----------------------   ------   ---------------
Michael F. Daniels        1997         $4,750 (3)
  President & CEO         1996          4,750 (3)
                          1995          4,500 (3)

William J. Vargas         1997          4,750 (3)
  CFO & Secretary         1996          1,900 (3)


(1)  Consists of accrued bonus pursuant to employment contract.

(2) Consists of commission income based upon realization of excess residual values related to leases entered into prior to May 15, 1993.

(3)  Represents Company matching contribution to 401(k) Profit Sharing
     Plan.

(4) In January of 1997 and August of 1997, Messrs. Daniels and Vargas were granted stock options aggregating 816,000 and 345,000, respectively. On December 8, 1997, Messrs. Daniels and Vargas voluntarily rescinded their respective 1997 option grants, together with all grants received prior thereto, with the exception of 58,125 stock options received by Mr. Daniels during 1993. Messrs. Daniels and Vargas received no compensation for such recissions.



(b)  Option/SAR Grants in Last Fiscal Year


             Number of       Percent of
             Securities      Total
             Underlying      Options/SAR's    Exercise
             Options/SAR's   Granted to       or Base       Expiration
Name         Granted (#)     In Fiscal Year   Price($/Sh)   Date
-----------  -------------   --------------   -----------   ----------
Michael F.
  Daniels          -                -               -           -
William J.
  Vargas           -                -               -           -


(c) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values



                                       Number of       Value of
                                       Securities      Unexercised
                                       Underlying      In-The-Money
                                       Options/SAR's   Options/SAR's
                                       At Fiscal       At Fiscal
              Shares                   Year End (#)    Year End ($)
              Acquired      Value      Exercisable/    Exercisable/
Name          On Exercise   Realized   Unexercisable   Unexercisable
-----------   -----------   --------   -------------   -------------
Michael F.              0          0     58,125/          $37,200/
  Daniels                                  58,125          $0.00

William J.              0          0         0/0          $0.00/
  Vargas                                                   $0.00


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


(e)  Employment Contracts

Michael F. Daniels serves as the Company's President and Chief Executive Officer under an employment agreement dated July 1, 1995 and expiring June 30, 2000. Mr. Daniels' compensation under such agreement is $300,000 per annum and he is eligible for a bonus based on company performance. In addition, Mr. Daniels is entitled to receive commissions equal to 25% of the net proceeds realized by the Company in excess of the residual value of equipment subject to leases which commenced prior to May 15, 1993 and for which Mr. Daniels was the lead salesperson. Pursuant to Mr. Daniels' employment contract, if Mr. Daniels should die during the term thereof, a death benefit equal to six-months salary ($150,000) shall be paid to his estate.

William J. Vargas serves as the Company's Chief Financial Officer, Treasurer and Secretary under an employment agreement dated July 1, 1995 and expiring June 30, 2000. Mr. Vargas' compensation under such agreement is $110,000 per annum.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 1998, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of
1934) of shares (the "Common Stock") of common stock, $0.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company,
(iii) each executive officer of the Company named in the Summary Compensation Table and (iv) all executive officers and Directors as a group:


                            Amount and Nature
Name and Address of         of Beneficial Own-     Percentage of
Beneficial Owner (1)        ership (2)             Class (3)
----------------------      ------------------     -------------
Michael F. Daniels                 412,500 (4)              8.7%

William J. Vargas                   31,000                  0.7%

Larry M. Segall                    312,875 (5)              6.3%

L. Derrick Ashcroft                255,000 (6)              5.1%

All Directors and
Executive Officers
as a Group (4 persons)           1,011,375                 19.0%


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

<F3> Based on 4,704,069 shares of common stock outstanding as of February
     27, 1998.

<F4> Includes options to purchase 58,125 shares of common stock granted to
     Mr. Daniels which are currently exercisable.

<F5> Includes options to purchase 300,000 shares of common stock granted to
     Mr. Segall which are currently exercisable.

<F6> Includes options to purchase 250,000 shares of common stock granted to
     Mr. Ashcroft which are currently exercisable.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Segall, a director of the Company, was formerly an officer of Tiffany & Co., one of the Company's customers. Mr. Segall receives no cash or other remuneration from the Company other than a fee for his services as a director and participation in the Company's Director Stock Option Plans. The Company believes that the terms of its lease arrangements with Tiffany & Co. are fair and have been reached on an arms-length basis.


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          (b)  Reports on Form 8-K: None.

(a)       Exhibits


Exhibit
Number                             Description
  3.1          Certificate of Incorporation.*
  3.2          Certificate of Amendment of Certificate of Incorporation,
               dated June 23, 1995.**
  3.3          Certificate of Amendment of Certificate of Incorporation,
               dated March 20, 1997.******
  3.4          By laws.*
  4.1          Specimen Common Stock Certificate.*
  4.2          Specimen Series A Convertible Preferred Stock Certificate.*
  4.3          Specimen Warrant Certificate.*
  4.4          Certificate of Designation of Series A Convertible Preferred
               Stock.*
  4.5          Form of Representative's Warrants.*
  4.6          Form of Class C Common Stock Purchase Warrant.*****
  4.7          Form of Class D Common Stock Purchase Warrant.*****
  4.8          Amended and Restated Warrant Agency Agreement Dated as of
               March 3, 1998, between the Company and American Stock
               Transfer and Trust Company, as Warrant Agent.*****
 10.1          Standard Office Lease - Gross dated April 7, 1995 between
               the Company and Jack Cason (relating to office space in
               Clark County, Nevada).**
 10.2          1991 Directors' Stock Option Plan.*
 10.3          1991 Key Employees' Stock Option Plan.*
 10.4          1993 Directors' Stock Option Plan.*
 10.5          1993 Key Employees' Stock Option Plan.*
 10.6          1994 Stock Option Plan.****
 10.7          1996 Stock Option Plan.*****
 10.8          1997 Stock Option Plan.******
 10.9          Form of 1996 Non-Plan Director Stock Option Agreement.******
 10.10         Indemnification Agreement dated as of September 5, 1990
               between the Company and Michael F. Daniels.*
 10.11         Loan Agreement with Bank of America dated July 11, 1995.***
 10.12         Amendment No. 1 to Loan Agreement with Bank of America.***
 10.13         Amendment No. 2 to Loan Agreement with Bank of America.***
 10.14         Amendment No. 3 to Loan Agreement with Bank of America.***
 10.15         Amended and Restated Business Loan Agreement with Bank of
               America dated February 28, 1997.P
 10.16         Bank of America Loan Modification Agreement dated July 24,
               1997.P
 10.17         Second Bank of America Loan Modification Agreement dated
               February 5, 1998.P
 10.18         Merrill Lynch Line of Credit Agreement.***
 10.19         Amendment No. 1 to Merrill Lynch Line of Credit Agree-
               ment.***
 10.20         Amendment No. 2 to Merrill Lynch Line of Credit Agree-
               ment.***
 10.21         Letter Agreement and Collateral Installment Note dated as of
               October 8, 1997 with Merrill Lynch Business Financial
               Services, Inc.P
 10.22         Letter Agreement between the Registrant and Excel Bank, N.A.
               (formerly Union Chelsea National Bank) dated November 27,
               1995.***
 10.23         Revolving Credit Agreement with Excel Bank, N.A. dated as
               March 8, 1998.P
 21            List of Subsidiaries.
 27            Financial Data Schedule.

<F*>      Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on June 10, 1993, Registration No. 33-64246.
<F**>     Incorporated by reference to the Company's Post Effective
          Amendment No. 1 on Form S-2 to its Registration Statement on Form
          S-2, as filed with the Securities and Exchange Commission on August 1, 1995, Registration No. 33-93274.
<F***>    Incorporated by reference to the Company's 1995 Annual Report on
          Form 10-KSB/A, as filed with the Securities and Exchange
          Commission on April 23, 1996, Commission File No. 0-18303.
<F****>   Incorporated by reference to the Company's 1994 Proxy Statement,
          Commission File No. 0-18303.
<F*****>  Incorporated by reference to the Company's 1996 Proxy Statement,
          Commission File No. 0-18303.
<F******> Incorporated by reference to the Company's Registration Statement on Form S-8/S-3, as filed with the Securities and Exchange
          Commission on June 11, 1997, Commission File No. 333-28921.

<FP>      To be submitted in paper format on Form SE pursuant to Rule 201 of Regulation S-T.


                                SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEC TECHNOLOGIES, INC.


Date:  March 27, 1998              By:  /s/ Michael F. Daniels
                                        Michael F. Daniels, President
                                        and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Date:  March 27, 1998              By:  /s/ Michael F. Daniels
                                        Michael F. Daniels, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  March 27, 1998              By:  /s/ William J. Vargas
                                        William J. Vargas, V.P.
                                        Finance (Principal Financial and
                                        Accounting Officer)


Date:  March 27, 1998              By:  /s/ Larry M. Segall
                                        Larry M. Segall, Director



Date:  March 27, 1998              By:  /s/ L. Derrick Ashcroft, Director
                                        L. Derrick Ashcroft, Director