Form 10KSB/A
period 1997-12-31
LEC TECHNOLOGIES INC
filed 1998-04-28
CIK 849354

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

Transitional Small Business Disclosure Format:  Yes[ ]  No[X]

                            AMENDMENT NO. 1

THE REGISTRANT HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997 TO AMEND AND RESTATE ITEM 13 IN ITS
ENTIRETY IN ORDER TO ADD ELECTRONIC COPIES OF CERTAIN EXHIBITS
PREVIOUSLY FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION









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

The Company has not previously paid cash dividends on its common stock and does not intend to pay such dividends for the foreseeable future. The Company's Second Loan Modification Agreement, effective February 5, 1998, (the "Second Loan Modification Agreement") with Bank of America National Trust and Savings Association ("Bank of America") also restricts the payment of such dividends.

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

Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1998, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At December 31, 1997, the Company had approximately $917,656 in cash and availability under the Equity Line.

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

Management recognizes that certain risks are inherent in the leasing services portion of the Company's business. Such risks and assumptions include, but are not limited to, technological obsolescence associated with equipment the Company currently has on lease or in inventory, the estimated residual values of such equipment and the timing of the Company's cash realization of such residual values. In an effort to mitigate such risks, management has implemented a plan to expand and diversify the non-leasing portion of the Company's business. The first step of this plan was the acquisition of SCS in November of 1996. As a result of such acquisition, management was able to eliminate certain redundant administrative tasks at PMCPI, thereby returning PMCPI to profitability during 1997. A second phase of the Company's strategy was implemented in January of 1997 by the formation of ADI, which contributed positive earnings to the Company's consolidated financial results.

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

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium approaches. Independent of such issues, management of the Company has initiated an information systems project to standardize all of the Company's hardware and software systems. The systems selected by management are Year 2000 compliant. The implementation of such systems is anticipated to be completed during 1998. Management does not believe that such implementation will have a significant effect on the Company's earnings.


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

          Stock Options

          1)   Key Employee and Director

               The Company has five stock option plans covering an aggregate of 2,687,500 shares of common stock which provide for the granting of incentive stock options and/or nonqualified stock options to employees and directors of the Company to purchase shares of the Company's common stock. Options granted to employees generally vest over a three to five year period and expire five years from the date of grant. Options granted to directors are immediately vested and expire ten years from the date of grant. Under the Company's stock option plans, the exercise price of each option at issuance equals the market price of the Company's common stock on the date of grant.

               Additionally, an officer of the Company has 58,125 options to acquire common stock at an exercise price of $0.08 per share. Such options were granted in 1993 in lieu of prospective commissions and were subject to a three year vesting.

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
                                            =======          ========


          2)   Other Options

               Options granted by the Company to other than the Company's employees/directors are accounted for based on the fair value method pursuant to SFAS No. 123 utilizing the Black-Scholes option-pricing method. The amount charged to expense during 1997 for such options was $6,399.

               In August of 1997, the Company granted an aggregate of 150,000 options (50,000 at an exercise price of $0.75 and 100,000 at an exercise price of $1.00) to an unaffiliated company for services. Such options were immediately vested and expire in August of 1999. Subsequent to December 31, 1997, such grant was modified to eliminate the 100,000 options having the $1.00 per share exercise price.

               In October of 1996, the Company granted 50,000 stock options to an individual at an exercise price of $1.56. Such options were immediately vested and expire on April 7, 1998.

               During 1995, the Board of Directors of the Company approved the issuance of options covering 275,000 shares of the Company's common stock to two unaffiliated companies for services. The exercise price of the options was $1.38 per share which was equal to the quoted market value of the Company's common stock on the date of grant. Such options were immediately vested and expire on March 6, 2000. During the year ended December 31, 1996, 77,000 of such options were exercised.

               In addition, the Board of Directors approved the issuance of options covering an aggregate of 150,000 shares of the Company's common stock to an existing shareholder of the Company and to one of the Company's directors as an inducement to such individuals to provide the Company with a short term loan during its transition and relocation from Hauppauge, New York to Las Vegas, Nevada. The exercise price of such options ranged from $1.31 to $1.69 per share; such prices were equal to the quoted market value of the Company's common stock on the date of grant. Such options were immediately vested and expire on various dates through June 7, 2000.

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

NOTE 11:  MANAGEMENT'S PLANS

          Management recognizes that certain risks are inherent in the leasing services portion of the Company's business. Such risks and assumptions include, but are not limited to, technological obsolescence associated with equipment the Company currently has on lease or in inventory, the estimated residual values of such equipment and the timing of the Company's cash realization of such residual values. In an effort to mitigate such risks, management has implemented a plan to expand and diversify the non-leasing portion of the Company's business. The first step of this plan was the acquisition of SCS in November of 1996. As a result of such acquisition, management was able to eliminate certain redundant administrative tasks at PMCPI, thereby returning PMCPI to profitability during 1997. A second phase of the Company's strategy was implemented in January of 1997 by the formation of ADI, which contributed positive earnings to the Company's consolidated financial results.

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



MICHAEL F. DANIELS has served as Chairman of the Board of Directors, President and Chief Executive Officer since April of 1994 and as a Director of the Company since 1983. He served as Chief Operating Officer of the Company from March of 1993 to April of 1994 and as Senior Vice President - Marketing of the Company for more than five years prior thereto.

WILLIAM J. VARGAS has served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company since May of 1995 and as Secretary of the Company since February of 1996. From July of 1993 to January of 1995 he was the Senior Director of Finance for Fitzgeralds Casino/Hotel and from February of 1995 through April of 1995 he was an independent financial consultant. From January of 1992 to July of 1993 he was the Chief Financial Officer of Sport of Kings, Inc., a publicly traded gaming company.

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


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 1998, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of
1934) of shares of common stock, $0.01 par value, of the Company (the "Common Stock") by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table and (iv) all executive officers and Directors as a group:


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


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
          (b)  Reports on Form 8-K: None.

(a)       Exhibits


Exhibit
Number                             Description
  3.1          Certificate of Incorporation.*
  3.2          Certificate of Amendment of Certificate of Incorporation,
               dated June 23, 1995.**
  3.3          Certificate of Amendment of Certificate of Incorporation,
               dated March 20, 1997.******
  3.4          By laws.*
  4.1          Specimen Common Stock Certificate.*
  4.2          Specimen Series A Convertible Preferred Stock Certificate.*
  4.3          Specimen Warrant Certificate.*
  4.4          Certificate of Designation of Series A Convertible Preferred
               Stock.*
  4.5          Form of Representative's Warrants.*
  4.6          Form of Class C Common Stock Purchase Warrant.*****
  4.7          Form of Class D Common Stock Purchase Warrant.*****
  4.8          Amended and Restated Warrant Agency Agreement Dated as of
               March 3, 1998, between the Company and American Stock
               Transfer and Trust Company, as Warrant Agent.*****
 10.1          Standard Office Lease - Gross dated April 7, 1995 between
               the Company and Jack Cason (relating to office space in
               Clark County, Nevada).**
 10.2          1991 Directors' Stock Option Plan.*
 10.3          1991 Key Employees' Stock Option Plan.*
 10.4          1993 Directors' Stock Option Plan.*
 10.5          1993 Key Employees' Stock Option Plan.*
 10.6          1994 Stock Option Plan.****
 10.7          1996 Stock Option Plan.*****
 10.8          1997 Stock Option Plan.******
 10.9          Form of 1996 Non-Plan Director Stock Option Agreement.******
 10.10         Indemnification Agreement dated as of September 5, 1990
               between the Company and Michael F. Daniels.*
 10.11         Loan Agreement with Bank of America dated July 11, 1995.***
 10.12         Amendment No. 1 to Loan Agreement with Bank of America.***
 10.13         Amendment No. 2 to Loan Agreement with Bank of America.***
 10.14         Amendment No. 3 to Loan Agreement with Bank of America.***
 10.15         Amended and Restated Business Loan Agreement with Bank of
               America dated February 28, 1997.
 10.16         Bank of America Loan Modification Agreement dated July 24,
               1997.
 10.17         Second Bank of America Loan Modification Agreement dated
               February 5, 1998.
 10.18         Merrill Lynch Line of Credit Agreement.***
 10.19         Amendment No. 1 to Merrill Lynch Line of Credit Agree-
               ment.***
 10.20         Amendment No. 2 to Merrill Lynch Line of Credit Agree-
               ment.***
 10.21         Letter Agreement and Collateral Installment Note dated as of
               October 8, 1997 with Merrill Lynch Business Financial
               Services, Inc.
 10.22         Letter Agreement between the Registrant and Excel Bank, N.A.
               (formerly Union Chelsea National Bank) dated November 27,
               1995.***
 10.23         Revolving Credit Agreement with Excel Bank, N.A. dated as
               March 8, 1998.
 21            List of Subsidiaries.
 27            Financial Data Schedule.

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