Form 10QSB
period 1998-03-31
LEC TECHNOLOGIES INC
filed 1998-05-20
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    MARCH 31, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
April 30, 1998:  4,704,069 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ];
No [X]






                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10-QSB

                                                                  PAGE
                                                                 ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 1998
            (Unaudited) and December 31, 1997                     3

          Consolidated Statements of Operations -
            for the three months ended
            March 31, 1998 and 1997  (Unaudited)                  5

          Consolidated Statements of Cash Flows -
            for the three months ended March 31, 1998
            and 1997 (Unaudited)                                  6

          Notes to Consolidated Financial Statements
            (Unaudited)                                           8


     Item 2.   Management's Discussion and Analysis
               of Financial Condition or Plan of Operations      11


PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K              16

                 (a)   Exhibits
                 (b)   Reports on Form 8-K









































PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                         March 31,     December 31,
                                            1998           1997
                                        (Unaudited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   576,630    $   208,639
  Receivables - net of allowance
    for doubtful accounts of
    $157,405 for both periods             2,140,310      2,372,159
  Notes receivable - employees              187,495        176,311
  Inventory, net                          2,235,666      2,039,685
  Investment in leased assets:
    Operating leases, net                13,524,582     15,284,177
    Sales-type and direct financing       7,792,885      7,738,825
  Furniture and equipment - net of
    accumulated depreciation of
    $329,758 and $310,378                   387,856        363,970
  Other assets                              416,386        272,338
  Goodwill, net of accumulated
    amortization of $147,077 and
    $134,543, respectively                  604,962        617,496
                                         ----------     ----------
TOTAL ASSETS                            $27,866,772    $29,073,600
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (continued)















                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                         March 31,     December 31,
                                            1998           1997
                                        (Unaudited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 2,953,799    $ 3,823,522
  Accrued liabilities                       595,513        492,325
  Notes payable and lines of credit       3,410,394      3,128,764
  Nonrecourse and recourse discounted
    lease rentals                        15,251,918     15,905,823
  Other liabilities                         217,032        244,796
                                         ----------     ----------
    TOTAL LIABILITIES                    22,428,656     23,595,230
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    4,882,269 and 4,882,269 shares issued
    and 4,704,069 and 4,789,069 shares
    outstanding at March 31, 1998
    and December 31, 1997, respectively      48,823         48,823
  Additional paid-in capital             10,325,167     10,382,421
  Accumulated deficit                    (4,633,277)    (4,716,732)
                                         ----------     ----------
                                          5,743,003      5,716,802
  Common stock held in treasury, at
    cost; 178,200 and 93,200 shares        (211,137)      (144,682)
  Note receivable from stockholder          (93,750)       (93,750)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            5,438,116      5,478,370
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $27,866,772    $29,073,600
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.



                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                            ----------------------
                                            March 31,   March 31,
                                              1998        1997
                                            ----------  ----------
Revenues:
  Operating leases                          $2,109,560  $2,225,221
  Sales-type leases                            344,472        -
  Finance income                               177,541      78,509
  Direct sales                                 830,930     347,406
                                             ---------   ---------
Total revenues from
  leasing operations                         3,462,503   2,651,136
Distribution sales                           4,703,768   4,464,959
Other                                            1,345       4,776
                                             ---------   ---------
Total revenues                               8,167,616   7,120,871
                                             ---------   ---------
Costs and expenses:
  Operating leases                           1,120,987   1,540,076
  Sales-type leases                            278,935        -
  Interest expense                             334,727     322,787
  Direct sales                                 968,368     280,603
                                             ---------   ---------
Total costs from
  leasing operations                         2,703,017   2,143,466
Distribution cost of
  sales                                      3,978,124   3,789,849
Selling, general and
  administrative expenses                    1,221,450     977,890
Interest expense                               181,570     129,905
                                             ---------   ---------
Total costs and expenses                     8,084,161   7,041,110
                                             ---------   ---------
Income before
  income taxes                                  83,455      79,761
Provision for income
  taxes                                           -           -
                                             ---------   ---------
Net income                                  $   83,455  $   79,761
                                             =========   =========
Earnings per common
  share                                     $     0.01  $     0.01
                                             =========   =========
Earnings per common share
  assuming dilution                         $     0.01  $     0.01
                                             =========   =========

The accompanying notes are integral part of these consolidated financial statements.

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Three Months Ended
                                        --------------------------
                                         March 31,     March 31,
                                            1998          1997
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                          $     83,455   $    79,761
    Adjustments to reconcile net
      income to cash provided
      by operating activities:
        Depreciation and amortization      1,152,902     1,560,253
        Change in assets and liabilities
          due to operating activities:
          (Increase) decrease in
            accounts receivable              231,849      (668,311)
          Decrease in inventory              398,523       432,784
          Decrease in accounts
            payable                         (869,723)     (299,371)
          (Decrease) increase in
            accrued liabilities              103,188       (16,556)
          All other operating activities    (171,812)     (203,214)
                                         -----------    ----------
    Total adjustments                        844,927       805,585
                                         -----------    ----------
  Net cash provided by operating
    activities                               928,382       885,346
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                1,078,443       798,048
  Purchases of inventory for lease          (948,509)   (2,776,510)
  Purchases of furniture and equipment       (43,267)      (51,325)
  (Increase) decrease in notes receivable    (11,184)        4,116
  Additions to net investement in
    sales-type and direct financing leases  (864,817)         -
  Sales-type and direct financing
    lease rentals received                   724,927       424,749
                                         -----------    ----------
  Net cash used in investing activities      (64,407)   (1,600,922)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)





                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Three Months Ended
                                        --------------------------
                                         March 31,     March 31,
                                            1998          1997
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals      1,709,026     2,376,707
  Payments on nonrecourse and recourse
    discounted lease rentals              (2,362,931)   (2,121,823)
  Proceeds from notes payable                513,307       477,886
  Payments on notes payable                 (231,677)     (435,419)
  Proceeds from exercise of warrants            -          269,000
  Purchase of treasury stock                 (66,455)         -
  Preferred stock dividends paid             (57,254)      (57,254)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                    (495,984)      509,097
                                         -----------    ----------
Net increase (decrease) in cash              367,991      (206,479)
Cash at beginning of period                  208,639       412,340
                                         -----------    ----------
Cash at end of period                   $    576,630   $   205,861
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $    144,460   $   397,122
                                         ===========    ==========
    Income taxes                        $     16,850   $      -
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

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The operating results and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.


Note 2.  Earnings Per Share

Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share". The following EPS amounts reflect EPS as computed under SFAS No. 128:

                                   March 31,      March 31,
                                     1998           1997
                                   ---------      ---------
Shares outstanding at
  beginning of period              4,789,069      4,340,919
Effect of issuance of common
  stock for services                    -             6,028
Exercise of "B" warrants                -            56,011
Purchase of treasury stock           (44,856)          -
                                   ---------      ---------
Weigted average common
  shares outstanding               4,744,213      4,402,949
                                   =========      =========

Net income
                                  $   83,455     $   79,761
Preferred stock dividends            (57,254)       (57,254)
                                   ---------      ---------
Net earnings available to
  common shareholders             $   26,201     $   22,507
                                   =========      =========

Earnings per common share         $     0.01     $     0.01
                                   =========      =========

Weighted average common
  shares outstanding               4,744,213      4,402,949
Effect of common shares
  issuable upon exercise of
  dilutive stock options             239,835         35,294
                                   ---------      ---------
Weighted average common shares
  outstanding assuming dilution    4,984,048      4,438,243
                                   =========      =========
Earnings per common share
  assuming dilution               $     0.01     $     0.01
                                   =========      =========


Note 3.  Notes Payable and Lines of Credit

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

On December 1, 1997, the remaining principal balance of approximately $394,000 outstanding under the Merrill Note plus accrued interest became due and payable. As of May 15, 1998, PMCPI has not made the December 1, 1997 payment. Although no demand for payment has been made by Merrill Lynch to date, PMCPI is currently in payment default under the terms of the Merrill Note and Merrill Lynch may exercise any of the rights and remedies available to it under the Merrill Note, the original agreements with respect to the Merrill Line of Credit, or otherwise available to it at law or in equity. Such rights and remedies include demanding immediate payment from PMCPI or the Company (pursuant to the Company Guarantee) of the amounts due under the Merrill Note and foreclosure on the Merrill Collateral. Although the Company believes that its current negotiations with Merrill Lynch will be successful, there can be no assurance that the Company will be successful in its efforts to reinstate the Merrill Line of Credit or negotiate a term out upon terms satisfactory to the Company. In the event that Merrill Lynch were to demand immediate payment by PMCPI or the Company of the amounts due and payable under the Merrill Note, an event of default would exist under the Second Loan Modification Agreement (as hereinafter defined) and the Company's liquidity and financial condition and, consequently, the business operations of the Company could be materially and adversely affected.

The terms of the Second Loan Modification Agreement, effective February 5, 1998 (the "Second Loan Modification Agreement") between the Company and Bank of America National Trust & Savings Association ("Bank of America") govern the Company's debt obligation due January 1, 1998 to Bank of America (the "Term Loan"). At February 5, 1998, the amount of unpaid principal on the Term Loan was $1,366,365 and the interest rate was 12.5%. The terms of the Second Loan Modification Agreement require the Company to make monthly pricipal payments of $45,546 plus interest at the prime rate plus 400 basis points from January 15, 1998 through June 15, 1998; monthly principal payments of $72,873 plus interest at the prime rate plus 500 basis points from July 15, 1998 through December 15, 1998; monthly principal payments of $109,309 plus interest at the prime rate plus 600 basis points from January 15, 1999 through May 15, 1999; and to pay all remaining unpaid principal, accrued and unpaid interest, and any unpaid fees and expenses on June 15, 1999. The Term Loan is secured by all of the personal property, tangible and intangible, of the Company and its wholly-owned subsidiary, TJ Computer Services, Inc. (dba Leasing Edge Corporation). Restrictive covenants under the Second Loan Modification Agreement include the maintenance of consolidated tangible net worth (as defined) of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; restrictions on incurring additional indebtedness and creating additional liens on the Company's property; and limitations on unfinanced capital expenditures (as defined).

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National
Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel, borrowings outstanding under the ADI credit line and an outstanding capital lease obligation of approximately $245,000, $250,763 and $112,220, respectively, at March 31, 1998. At March 31, 1998, the Company had outstanding term notes and available credit under the Equity Line of $1,280,311 and $572,328, respectively.

On March 9, 1998, ADI entered into a $500,000 Revolving Credit Agreement (the "ADI Credit Agreement") with Excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel has agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning on April 1, 1998. The ADI Credit Agreement is guaranteed by the Company and is secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI has agreed not to incur any additional indebtedness or to create any additional liens on its property other than under the ADI Credit Agreement. Upon consumation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000 and transferred the $160,838 term note to the ADI Credit Agreement. As of March 31, 1998, loans in the amount of $250,763 were outstanding under the ADI Credit Agreement.

Note 4.  Impact of Recently Issued Accounting Standards

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the quarter ended March 31, 1998. As of March 31, 1998, the Company had no other comprehensive income.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes additional standards for segment reporting and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of implementation of SFAS 131.


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


Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

Revenues

Total revenues from leasing operations increased 30.6% from $2,651,136 for the three months ended March 31, 1997 to $3,462,503 for the three months ended March 31, 1998, an increase of $811,367. The increase in revenues is primarily due to an increase of $483,524 in revenue from sales of off-lease equipment together with a first quarter 1998 renewal, upgrade and consolidation of several existing operating leases into a new lease which was accounted for as a sales-type lease pursuant to SFAS No. 13. As compared to other lease transactions, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, revenue recognized subsequent to lease inception consists only of the finance income element of the transaction.

Revenue from the portfolio base of operating leases decreased 5.2% from $2,225,221 for the quarter ended March 31, 1997 to $2,109,560 for the quarter ended March 31, 1998, a decrease of $115,661. The decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct financing leases written and the early termination of certain operating leases purchased by a customer.

Distribution sales, representing the activity of ADI, SCS and PMCPI, increased 5.3% from $4,464,959 for the quarter ended March 31, 1997 to $4,703,768 for the quarter ended March 31, 1998, an increase of $238,809. The increase in distribution sales was attributable to increased sales activity at ADI resulting from the Company's expansion of this business unit partially offset by decreased sales at SCS. ADI's revenues for the first quarter of 1997 were $665,980 as compared to $1,365,493 for the first quarter of 1998, an increase of $699,513 or 105.0%.


Costs and Expenses

Total costs from leasing operations increased 26.1% from $2,143,466 for the quarter ended March 31, 1997 to $2,703,017 for the quarter ended March 31, 1998, an increase of $559,551. The increase in total costs from leasing operations was due primarily to an increase in cost of sales associated with the sale of off-lease equipment and the sales-type lease transaction referred to previously, offset by a decrease in depreciation expense on operating leases. The decrease in operating lease depreciation was related to the early termination of certain leases as mentioned. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased 49.6% from $507,670 for the quarter ended March 31, 1997 to $759,486 for the quarter ended March 31, 1998, an increase of $251,816. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) increased to 21.9% from 19.1% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased 27.2% from $1,120,987 for the quarter ended March 31, 1997 to $1,120,987 for the quarter ended March 31, 1998, a decrease of $419,089. The decrease in costs from this segment of the Company's lease portfolio is due primarily to the early termination/buy-out of certain operating leases and the lease renewal/upgrade mentioned above which was accounted for as a sales-type lease. Gross profit on operating leases increased 44.3% from $685,145 for the quarter ended March 31, 1997 to $988,573 for the quarter ended March 31, 1998, an increase of $303,428.

Direct sales costs (leasing costs with respect to the sale of off-lease equipment and leases with dollar buyout options treated as sales) increased 245.1% from $280,603 for the quarter ended March 31, 1997 to $968,368 for the quarter ended March 31, 1998, an increase of $687,765. This increase in direct sales costs was directly related to a year-to-year increase in the volume of leases coming to term. Direct sales costs increased as a percentage of the related revenue to 116.5% from 80.8%. The increase in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1997 as compared to 1998.

Distribution cost of sales increased 5.0% from $3,789,849 for the three months ended March 31, 1997 to $3,978,124 for the three months ended March 31, 1998, an increase of $188,275. Distribution cost of sales relates to the distribution sales of ADI, SCS and PMCPI. The increase in distribution cost of sales is directly related to the increased sales volume of ADI. Gross margin on distribution sales increased slightly to 15.4% for the quarter ended March 31, 1998 from 15.1% for the quarter ended March 31, 1997.

Selling, general and administrative expenses increased 24.9% from $977,890 for the quarter ended March 31, 1997 to $1,221,450 for the quarter ended March 31, 1998, an increase of $243,560. The increase in selling, general and administrative expenses was due primarily to the expansion of ADI.

Interest expense on non-lease related indebtedness increased 39.8% from $129,905 for the quarter ended March 31, 1997 to $181,570 for the quarter ended March 31, 1998, an increase of $51,665. The increase in interest expense on non-lease related indebtedness was due primarily to interest costs associated with inventory flooring arrangements at SCS and an increase in the interest rate on the Company's outstanding indebtedness to Bank of America.



Net Income

As a result of the foregoing, the Company recorded net income of $83,455 for the quarter ended March 31, 1998 as compared to net income of $79,761 for the quarter ended March 31, 1997.


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

On December 1, 1997, the remaining principal balance of approximately $394,000 outstanding under the Merrill Note plus accrued interest became due and payable. As of May 15, 1998, PMCPI has not made the December 1, 1997 payment. Although no demand for payment has been made by Merrill Lynch to date, PMCPI is currently in payment default under the terms of the Merrill Note and Merrill Lynch may exercise any of the rights and remedies available to it under the Merrill Note, the original agreements with respect to the Merrill Line of Credit, or otherwise available to it at law or in equity. Such rights and remedies include demanding immediate payment from PMCPI or the Company (pursuant to the Company Guarantee) of the amounts due under the Merrill Note and foreclosure on the Merrill Collateral. Although the Company believes that its current negotiations with Merrill Lynch will be successful, there can be no assurance that the Company will be successful in its efforts to reinstate the Merrill Line of Credit or negotiate a term out upon terms satisfactory to the Company. In the event that Merrill Lynch were to demand immediate payment by PMCPI or the Company of the amounts due and payable under the Merrill Note, an event of default would exist under the Second Loan Modification Agreement and the Company's liquidity and financial condition and, consequently, the business operations of the Company could be materially and adversely affected.

The terms of the Second Loan Modification Agreement, effective February 5, 1998 between the Company and Bank of America govern the Company's debt obligation due January 1, 1998 to Bank of America (the "Term Loan"). At February 5, 1998, the amount of unpaid principal on the Term Loan was $1,366,365 and the interest rate was 12.5%. The terms of the Second Loan Modification Agreement require the Company to make monthly pricipal payments of $45,546 plus interest at the prime rate plus 400 basis points from January 15, 1998 through June 15, 1998; monthly principal payments of $72,873 plus interest at the prime rate plus 500 basis points from July 15, 1998 through December 15, 1998; monthly principal payments of $109,309 plus interest at the prime rate plus 600 basis points from January 15, 1999 through May 15, 1999; and to pay all remaining unpaid principal, accrued and unpaid interest, and any unpaid fees and expenses on June 15, 1999. The Term Loan is secured by all of the personal property, tangible and intangible, of the Company and its wholly-owned subsidiary, TJ Computer Services, Inc. (dba Leasing Edge Corporation). Restrictive covenants under the Second Loan Modification Agreement include the maintenance of consolidated tangible net worth (as defined) of at least $4.5 million; restrictions on the payment of cash dividends on shares of the Company's common stock; restrictions on incurring additional indebtedness and creating additional liens on the Company's property; and limitations on unfinanced capital expenditures (as defined).

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National
Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel, borrowings outstanding under the ADI credit line and an outstanding capital lease obligation of approximately $245,000, $250,763 and $112,220, respectively, at March 31, 1998. At March 31, 1998, the Company had outstanding term notes and available credit under the Equity Line of $1,280,311 and $572,328, respectively.

On March 9, 1998, ADI entered into a $500,000 Revolving Credit Agreement (the "ADI Credit Agreement") with Excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel has agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning on April 1, 1998. The ADI Credit Agreement is guaranteed by the Company and is secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI has agreed not to incur any additional indebtedness or to create any additional liens on its property other than under the ADI Credit Agreement. Upon consumation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000 and transferred the $160,838 term note to the ADI Credit Agreement. As of March 31, 1998, loans in the amount of $250,763 were outstanding under the ADI Credit Agreement.

Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1998, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At March 31, 1998, the Company had approximately $1,148,958 in cash on hand and credit availability under the Equity Line.

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

The Company intends to continue to retain residual ownership of all the equipment it leases. As of March 31, 1998, the Company had a total net investment in lease transactions of $21.3 million compared to $23.0 million as of December 31, 1997. The estimated residual value of the Company's portfolio of leases expiring between April 1, 1998 and December 31, 2003 totals $7,888,358, although there can be no assurance that the Company will be able to realize such residual value in the future. As of March 31, 1998, the estimated residual value of the Company's portfolio of leases by year of lease termination was as follows:


     Year ending December 31,

             1998                      $ 2,197,458
             1999                        1,646,600
             2000                        3,138,100
             2001                          861,200
             2002 and thereafter            45,000

               Total                   $ 7,888,358

Leased equipment expenditures of $1,813,126 for the quarter ended
March 31, 1998 were financed through the discounting of $1,709,026 of noncancelable lease rentals to various financial institutions, borrowings under the Equity Line and available cash.

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

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the quarter ended March 31, 1998. As of March 31, 1998, the Company had no other comprehensive income.

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes additional standards for segment reporting and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of implementation of SFAS 131.


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

                                   LEASING EDGE CORPORATION
                                   (Registrant)


Date:     May 19, 1998             /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     May 19, 1998             /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)