Form 10QSB
period 1998-06-30
LEC TECHNOLOGIES INC
filed 1998-08-19
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10Q-SB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    JUNE 30, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
July 31, 1998:  4,704,069 common shares.

Traditional Small Business Disclosure Format (Check one): Yes [ ];
No [X]

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10-QSB

                                                                 PAGE
                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - June 30, 1998 (Unaudited)
  and December  31, 1997                                          3

Consolidated Statements of Operations - for the three
  and six months ended June 30, 1998 and 1997  (Unaudited)        5

Consolidated Statements of Cash Flows - for the six months
  ended June 30, 1998 and 1997 (Unaudited)                        6

Notes to Consolidated Financial Statements (Unaudited)            8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                      11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        16
         (a)   Exhibits
         (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1998           1997
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   287,219    $   208,639
  Receivables - net of allowance
    for doubtful accounts of $271,978
    and $157,405                          2,438,920      2,372,159
  Notes receivable - employees               71,502        176,311
  Inventory, net                          1,970,495      2,039,685
  Leased assets:
    Operating leases, net                13,223,528     15,284,177
    Sales-type and direct
      financing leases                    8,024,927      7,738,825
  Furniture and equipment - net of
    accumulated depreciation of
    $356,919 and $310,378                   503,306        363,970
  Other assets                              460,134        272,338
  Goodwill, net of accumulated
    amortization of $159,611 and
    $134,543                                592,428        617,496
                                         ----------     ----------
TOTAL ASSETS                            $27,572,459    $29,073,600
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)



                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1998           1997
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 4,432,416    $ 3,823,522
  Accrued liabilities                       873,792        492,325
  Notes payable and lines of credit       3,492,799      3,128,764
  Nonrecourse and recourse discounted
    lease rentals                        15,086,495     15,905,823
  Other liabilities                         118,458        244,796
                                         ----------     ----------
    TOTAL LIABILITIES                    24,003,960     23,595,230
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    4,882,269 and 4,882,269 shares
    issued and 4,704,069 and 4,789,069
    shares outstanding at June 30, 1998
    and December 31, 1997, respectively      48,823         48,823
  Additional paid-in capital             10,382,421     10,382,421
  Accumulated deficit                    (6,585,148)    (4,716,732)
                                         ----------      ---------
                                          3,848,386      5,716,732
  Common stock held in treasury, at
    cost; 178,200 and 93,200 shares

    at June 30, 1998 and December 31,
    1997, respectively                     (211,137)      (144,682)
  Note receivable from stockholders         (68,750)       (93,750)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            3,568,499      5,478,370
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $27,572,459    $29,073,600
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended        Six Months Ended
                         ----------------------   ----------------------
                          June 30,    June 30,     June 30,    June 30,
                            1998        1997         1998        1997
                         ----------  ----------   ----------  ----------
Revenues:
  Operating leases       $1,588,014  $2,373,559  $ 3,697,574 $4,598,780
  Sales-type leases         287,099       6,393      631,571      6,393
  Finance income            194,568      96,204      372,109    174,713
  Direct sales              112,163   1,031,581      943,093  1,378,987
                          ---------   ---------   ----------  ---------
Total revenues from
  leasing operations      2,181,844   3,507,737    5,644,347  6,158,873
Distribution sales        4,361,562   5,029,354    9,065,330  9,854,141
Other                         2,051       2,090        3,396      6,866
                          ---------   ---------   ----------  ---------
  Total revenues          6,545,457   8,539,181   14,713,073 16,019,880
                          ---------   ---------   ----------  ---------
Costs and expenses:
  Operating leases        1,127,729   1,475,378    2,248,716  3,015,454
  Sales-type leases         193,068       1,700      472,003      1,700
  Interest expense          329,770     323,991      664,497    646,778
  Direct sales              154,510     953,790    1,122,878  1,234,393
  Write down of inventory
     and residual values  1,109,294        -       1,109,294       -
                          ---------   ---------   ----------  ---------
Total costs from
  leasing operations      2,914,371   2,754,859    5,617,388  4,898,325
Distribution cost of
  sales                   3,567,763   4,269,530    7,545,887  8,419,207
Selling, general and
  administrative expenses 1,876,693   1,257,222    3,098,143  2,235,112
Interest expense            738,501     152,439      320,071    282,344
                          ---------   ---------   ----------  ---------
Total costs and expenses  8,497,328   8,434,050   16,581,489 15,834,988
                          ---------   ---------   ----------  ---------
Income (loss) before
  income taxes           (1,951,871)    105,131   (1,868,416)   184,892
Provision for income
  taxes                        -           -            -          -
                          ---------   ---------    ---------  ---------
Net income (loss)       $(1,951,871) $  105,131  $(1,868,416) $ 184,892
                          =========   =========    =========  =========
Earnings(loss) per common
  share                  $   (0.41)  $     0.01   $   (0.40) $     0.01
                          =========   =========    =========  =========
Earnings(loss) per common
share asuuming dilution  $   (0.41)  $     0.01   $   (0.40) $     0.01
                          =========   =========    =========  =========

The accompanying notes are integral part of these consolidated financial statements.

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            1998          1997
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                   $ (1,868,416)  $   184,892
    Adjustments to reconcile net
      income (loss) to cash provided
      by operating activities:
        Depreciation and amortization      2,320,325     3,063,957
        Write down of inventory, residual
          values and other                 1,329,554          -
        Change in assets and liabilities
          due to operating activities:
          Increase in accounts
            receivable                       (66,761)   (1,327,442)
          (Increase) decrease in
            inventory                        103,958      (183,681)
          Increase (decrease) in
            accounts payable                 608,894       991,095
          Increase in accrued
            liabilities                      381,467       257,101
          All other operating activities    (314,134)     (428,795)
                                         -----------    ----------
    Total adjustments                      4,363,303     2,372,235
                                         -----------    ----------
  Net cash provided by operating
    activities                             2,494,887     2,557,127
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                1,318,409     2,077,671
  Purchases of inventory for lease        (2,404,708)   (4,923,505)
  Purchases of furniture and equipment      (185,877)      (42,283)
  Decrease in notes receivable               (51,791)        8,660
  Additions to net investment in
    sales-type and direct finance leases  (2,078,026)   (1,007,685)
  Sales-type and direct financing
    lease rentals received                 1,507,434       892,357
                                         -----------    ----------
  Net cash used in investing activities   (1,894,559)   (2,994,785)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)
                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            1998          1997
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals    $ 3,493,537   $ 4,820,673
  Payments on nonrecourse and recourse
    discounted lease rentals              (4,312,865)   (4,408,050)
  Proceeds from notes payable                829,048       585,107
  Payments on notes payable                 (465,013)     (891,062)
  Proceeds from exercise of warrants            -          269,000
  Purchase of treasury stock                 (66,455)      (38,609)
  Preferred stock dividends paid                -         (114,508)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                    (521,748)      221,551
                                         -----------    ----------
Net increase (decrease) in cash               78,580      (216,107)
Cash at beginning of period                  208,639       412,340
                                         -----------    ----------
Cash at end of period                   $    287,219   $   196,233
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $    947,620   $   880,559
                                         ===========    ==========
    Income taxes                        $     19,790   $     -
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

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the
six months ended June 30, 1998.   It is suggested that this report
be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The operating results for the three and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.


Note 2.  Earnings Per Share

Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128 "Earnings Per Share". The following
EPS amounts reflect EPS as computed under SFAS No. 128:


                                            Three Months Ended
                                         ------------------------
                                          June 30,      June 30,
                                            1998          1997
                                         ---------      ---------
Shares outstanding at
  beginning of period                    4,704,069      4,659,919
Effect of issuance of common
  stock for services                         -              -
Exercise of "B" warrants                     -              -
Purchase of treasury stock                   -            (17,714)
                                         ---------      ---------
Weighted average common
  shares outstanding                     4,704,069      4,642,205
                                         =========      =========



Net income (loss)                      $(1,951,871)    $  105,131
Preferred stock dividends                    -            (57,254)
                                        ----------      ---------
Net earnings (loss) available to
  common shareholders                  $(1,951,871)    $   47,877
                                         =========      =========

Earnings (loss) per common share       $     (0.41)    $     0.01
                                         =========      =========

Weighted average common
  shares outstanding                     4,704,069      4,642,205
Effect of common shares
  issuable upon exercise of
  dilutive stock options                      -           196,439
                                         ---------      ---------
Weighted average common shares
  outstanding assuming dilution          4,704,069      4,838,644
                                         =========      =========
Earnings (loss) per common share
  assuming dilution                     $    (0.41)     $    0.01
                                         ==========     =========

                                             Six Months Ended
                                         ------------------------
                                          June 30,      June 30,
                                            1998          1997
                                         ---------      ---------
Shares outstanding at
  beginning of period                    4,789,069      4,340,919
Effect of issuance of common
  stock for services                         -             37,293
Exercise of "B" warrants                     -            248,193
Purchase of treasury stock                 (65,039)        (8,906)
                                         ---------      ---------
Weighted average common
  shares outstanding                     4,724,030      4,617,499
                                         =========      =========


Net income (loss)                      $(1,868,416)    $  184,892
Preferred stock dividends                    -           (114,508)
                                        ----------      ---------
Net earnings (loss) available to
  common shareholders                  $(1,868,416)    $   70,384
                                         =========      =========

Earnings (loss) per common share       $     (0.40)    $     0.02
                                         =========      =========

Weighted average common
  shares outstanding                     4,724,030      4,617,499
Effect of common shares
  issuable upon exercise of
  dilutive stock options                      -           128,881
                                         ---------      ---------
Weighted average common shares
  outstanding assuming dilution          4,724,030      4,746,380
                                         =========      =========
Earnings (loss) per common share
  assuming dilution                     $    (0.40)     $    0.01
                                         ==========     =========



Note 3.  Notes Payable and Revolving Lines of Credit

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). The Merrill Line of Credit was replaced by the Merrill Note in anticipation of the Company entering into a new $1.7 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the Finova Line and determined it was too costly and that it did not sufficiently address the Company's liquidity needs. Consequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1998. As of June 30, 1998, the amount outstanding on the Merrill Note was $415,911. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI.

The terms of the Second Loan Modification Agreement, effective February 5, 1998 (the "Second Loan Modification Agreement") between the Company and Bank of America National Trust & Savings Association ("Bank of America") govern the Company's debt obligation due January 1, 1998 to Bank of America (the "Term Loan"). At February 5, 1998, the amount of unpaid principal on the Term Loan was $1,366,365 and the interest rate was 12.5%. The terms of the Second Loan Modification Agreement require the Company to make monthly principal payments of $45,546 plus interest at the prime rate plus 400 basis points from January 15, 1998 through June 15, 1998; monthly principal payments of $72,873 plus interest at the prime rate plus 500 basis points from July 15, 1998 through December 15, 1998; monthly principal payments of $109,309 plus interest at the prime rate plus 600 basis points from January 15, 1999 through May 15, 1999; and to pay all remaining unpaid principal, accrued and unpaid interest, and any unpaid fees and expenses on June 15, 1999. The Term Loan is secured by all of the personal property, tangible and intangible, of the Company and its wholly-owned subsidiary, TJ Computer Services, Inc. (dba Leasing Edge Corporation). Restrictive covenants under the Second Loan Modification Agreement include the maintenance of consolidated tangible net worth (as defined) of at least $3.5 million as of June 30, 1998; restrictions on the payment of cash dividends on shares of the Company's common stock; restrictions on incurring additional indebtness and creating additional liens on the Company's property; and limitations on unfinanced capital expenditures (as defined).

In November 1995, the Company entered into a letter agreement with Excel Bank N.A. (Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel, borrowings outstanding under the ADI credit line and an outstanding capital lease obligation of approximately $500,000, $489,571 and $101,229, respectively, at June 30, 1998. At June 30, 1998 , the Company had outstanding term notes and available credit under the Equity Line of $1,368,595 and $40,605, respectively.

On March 9, 1998, ADI entered into a $500,000 revolving Credit Agreement (the "ADI Credit Agreement") with excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel has agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning April 1, 1998. The ADI Credit Agreement is guaranteed by the Company and is secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI has agreed not to incur any additional indebtness or to create any additional liens on it's property other than under the ADI Credit Agreement. Upon consumation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000. As of June 30, 1998, loans in the amount of $489,571 were outstanding under the ADI Credit Agreement.


NOTE 4.   Impact of Recently Issued Accounting Standards

In June of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to classify items of other com-prehensive income by their nature in a financial statement and display the accumulated balance of the other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning December 15, 1997. The Company adopted SFAS 130 in the quarter ended March 31, 1998. As of June 30, 1998, the Company had no other comprehensive income.

In June of 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes additional standards for segment reporting and is effective for fiscal years beginning after December 15, 1997. The Company is currently assessing the impact of implementation of SFAS 131.


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

     Leasing Services: Leasing, remarketing, financial engineering, consulting and third-party maintenance and systems integration services for midrange systems, tele-communications equipment, point-of-sale systems and system peripherals. The Company conducts its leasing services business under the trade name Leasing Edge Corporation.

     Distribution Services: Sale of terminals, printers, communications controllers, supplies, technical consulting and third-party maintenance services. Business units comprising
     Distribution services are SCS and PMCPI, wholly-owned subsidiaries of LEC Technology, Inc.

     Remarketing Services: Remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors or brokers. This unit also has consignment relationships with certain customers to assist such organizations in the sale of their used equipment. Business units comprising remarketing services include Leasing Edge Corporation, SCS, PMCPI and ADI, a wholly-owned subsidiary of LEC Technologies, Inc., which specializes in the acquisition and remarketing of used computer equipment on both a domestic and an international basis.

Accounting Practices

     Accounting Classification of Leases: Reported earnings are significantly impacted by the accounting classification of leases. The Company's lease portfolio is comprised of sales-type, direct financing and operating leases. The Company classifies each lease at inception in accordance with Statement of Financial Accounting Standards No. 13, as amended and interpreted. Sales-Type and direct financing leases are those leases which transfer substantially all the costs and risk of ownership of the equipment to the lessee. Operating leases are those leases which substantially all of the benefits and risks of ownership of the equipment are retained by the lessor.

     The accounting treatment and resulting impact on the financial statements differs significantly during the term of the lease, depending on the type of lease classification. Under sales-type leases, the present value of the minimum lease payments calculated at the rate implicit in the lease is recorded as revenue and the cost of the equipment less the present value of the estimated unguaranteed residual value is record as leasing costs at lease inception. Consequently, a significant portion of the gross profit on the lease transaction is recorded as leasing costs at lease inception. Consequently, a significant portion of the gross profit on the lease transaction is recognized at lease inception. Under direct financing leases, the excess of aggregate minimum lease payments plus the estimated unguaranteed residual over the cost the equipment is recorded as unearned interest income at lease inception. Such amount is then recognized monthly over the lease term as a constant percentage of the related asset. There are no costs and expenses related to direct financing leases since revenue is recorded on a net basis. Under operating leases, the monthly lease rental is recorded as revenue ratably over the lease term. The cost of the related equipment is recorded as leased assets and is depreciated over the lease term to the estimated unguaranteed residual value. Regardless of the classification of a lease transaction and the resultant accounting treatment during the lease term, the aggregate gross profit recognized during the lease term is identical.

     Residual Values: The Company's cash flow depends to a great extent on its ability to realize the residual value of leased equipment after the initial term of the lease by re-leasing or selling such equipment. The Company's financial results would be materially and adversely affected if the residual value of the equipment could not be realized when returned to the Company because of technological obsolescence or for any other reason. Estimated residual values for leased equipment vary, both in amount and as a percentage of the original equipment cost, depending upon many factors, including the type and manufacturer of the equipment, the Company's experience with the type of equipment and the term of the lease. in estimating future residual values, the Company relies on both its own experience and upon third-party estimates of future market value where available. The Company reviews its estimated residual values at least annually and reduces them as necessary. At the time of expiration os a lease, the Company remarkets the equipment and records the proceeds from the sale (in the event os a sale) or the present value of the lease rentals (in the event of a sale-type lease as revenue and records the net book value of the related equipment as a cost of sale or lease.


Results of Operations

Six Months Ended June 30, 1998 Compared to Six Months Ended June
30, 1997

Revenues

Total revenues from leasing operations decreased 8.4% from $6,158,873 for the six months ended June 30, 1997 to $5,644,347 for the six months ended June 30, 1998, a decrese of $514,526. The decrease in lease revenues is primarily due to decreases in revenue from the portfolio base of operating leases and in direct sales of off-lease equipment, partially offset by increases in finance income and in sales-type lease revenues.

Revenue from the portfolio base of operating leases decreased 19.6% from $4,598,780 for the six months ended June 30, 1997 to $3,697,574 for the six months ended June 30, 1998, a decrease of $901,206. This decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer. Direct sales of off-lease equipment decreased 31.6% from $1,378,987 for the six months ended June 30, 1997 to $934,093 for the six months ended June 30, 1998, a decrease of $435,894. This decrease in sales of off-lease equipment is due primarily to a decrease in the volume of lease terminations during the first six months of 1998 as compared to 1997. Finance income increased 113.0% from $174,713 for the six months ended June 30, 1997 to $372,109 for the six months ended June 30, 1998, an increase of $197,396. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases. The accounting classification of a lease transaction is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than ten percent of equipment cost, the lease classification will most likely be direct financing). Revenue from sales-type leases increased from $6,393 for the six months ended June 30, 1997 to $631,571 for the six months ended June 30, 1998, an increase of $625,178. This increase in sales-type lease revenue was due to the renewal, upgrade and consolidation of certain existing operating leases into new leases which were accounted for as sales-type pursuant to SFAS No. 13. As compared to other lease classifications, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, the revenue recognized subsequent to lease inception consists only of the finance income element of the transaction.

Distribution sales, representing the activity of ADI, SCS and PMCPI, decreased 0.6% from $9,123,615 for the six months ended June 30, 1997 to $9,065,330 for the six months ended June 30, 1998, a decrease of $58,285. The decrease in distribution sales activity is attributable to a decrease in sales volumes at SCS of approximately $1.6 million partially offset by increased sales volumes at ADI and PMCPI of approximately $1.2 million and $.4 million, respectively. The sales decrease at SCS was primarily attributable to sales staff turnover. As a result of the foregoing and certain other factors, the Company installed a new management team and added additional sales staff in May 1998. The sales increases at ADI and PMCPI were both attributable to the expansion of each entities' sales staff and, with respect to ADI, the addition of new product lines.


Costs and Expenses

Total costs from leasing operations increased 14.7% from $4,898,325 for the six months ended June 30, 1997 to $5,617,388 for the six months ended June 30, 1998, an increase of $719,063. The increase in total costs from leasing operations was primarily due to the write-down to their net realizable values of certain off-lease equipment of $1,109,294 and an increase in cost of sales associated with the sales-type lease transactions referred to previously of $470,303, partially offset by a decrease in depreciation expense related to operating leases of $766,738. The decrease in operating lease depreciation is related to a combination of the early lease terminations and the change in the mix of leases written as referred to previously.

Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) decreased 97.9% from $1,260,548 for the six months ended June 30, 1997 to $26,959 for the six months ended June 30, 1998, a decrease of $1,233,589. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) decreased to 0.5% from 20.5% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased 25.4% from $3,015,454 for the six months ended June 30, 1997 to $2,248,716 for the six months ended June 30, 1998, a decrease of $766,738. The decrease in costs from this segment of the Company's lease portfolio is due primarily to the early termination/buy-out of certain operating leases and the lease renewal/upgrades mentioned previously. Gross profit on operating leases decreased 8.5% from $1,583,326 for the six months ended June 30, 1997 to $1,448,858 for the six months ended June 30, 1998, a decrease of $134,168.

Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buy-out options treated as sales) decreased 9.0% from $1,234,393 for the six months ended June 30, 1997 to $1,122,878 for the six months ended June 30, 1998, a decrease of $111,515 but increased as a percentage of related revenue to 119.1% from 89.5%. The increase in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1997 as compared to 1998.

Distribution cost of sales of decreased 1.9% from $7,688,681 for the six months ended June 30, 1997 to $7,545,887 for the six months ended June 30, 1998, a decrease of $142,794. Gross margin on distribution sales increased to 16.8% in 1998 from 15.7% in 1997 due to an increase in comparative sales volume of certain higher margin products.

Selling, general and administrative expenses increased 38.6% from $2,235,112 for the six months ended June 30, 1997 to $3,098,143 for the six months ended June 30, 1998, an increase of $863,031. The increase in selling, general and administrative expenses was due primarily to increased staffing levels at ADI, SCS and LEC Technologies, Inc. (parent company), an increase in reserve for bad debts of $156,600 and accrued severence pay due the former President of SCS. Selling, general and administrative expenses increased from 14.6% of total revenues in 1997 to 21.1% of total revenues in 1998.

Interest expense on non-lease related indebtedness increased
$37,727, or 13.4%. The increase is due to higher average debt levels and interest rates.

The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At June 30, 1998, the Company had unexpired net operating loss carryforwards of approximately $5,600,000 which can be utilized to offset future taxable income, if any.


Net Earnings

As a result of the foregoing, the Company recorded a net loss of $1,868,416 for the six months ended June 30, 1998 as compared to net income of $184,892 for the six months ended June 30, 1997.


Three Months Ended June 30, 1998 Compared to Three Months Ended
June 30, 1997


Revenues

Total revenues from leasing operations decreased 37.8% from $3,507,737 for the quarter ended June 30, 1997 to $2,181,844 for the quarters ended June 30, 1998, a decrese of $1,325,893. The decrease in lease revenues is primarily due to decreases in revenue from the portfolio base of operating leases and in direct sales of off-lease equipment, partially offset by increases in finance income and in sales-type lease revenues.

Revenue from the portfolio base of operating leases decreased 33.1% from $2,373,559 for the quarter ended June 30, 1997 to $1,588,014 for the quarter ended June 30, 1998, a decrease of $785,545. This decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer. Direct sales of off-lease equipment decreased 89.1% from $1,031,581 for the quarter ended June 30, 1997 to $112,163 for the quarter ended June 30, 1998, a decrease of $919,418. This decrease in sales of off-lease equipment is due primarily to a decrease in the volume of lease terminations during the second quarter of 1998 as compared to the second quarter of 1997. Finance income increased 102.2% from $96,204 for the quarter ended June 30, 1997 to $194,568 for the quarter ended June 30, 1998, an increase of $98,364. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases. The accounting classification of a lease transaction is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than ten percent of equipment cost, the lease classification will most likely be direct financing). Revenue from sales-type leases increased from $6,393 for the quarter ended June 30, 1997 to $287,099 for the quarter ended June 30, 1998, an increase of $280,706. This increase in sales-type lease revenue was due to the renewal, upgrade and consolidation of certain existing operating leases into new leases which were accounted for as sales-type pursuant to SFAS No. 13. As compared to other lease classifications, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, the revenue recognized subsequent to lease inception consists only of the finance income element of the transaction.

Distribution sales decreased 6.4% from $4,658,656 for the quarter ended June 30, 1997 to $4,361,562 for the quarter ended June 30, 1998, a decrease of $297,094. The decrease in distribution sales activity is attributable to the previouly discussed decrease in sales volumes at SCS partially offset by increased sales volumes at ADI and PMCPI. The sales decrease at SCS was primarily attributa-ble to sales staff turnover. As a result of the foregoing and certain other factors, the Company installed a new management team and added additional sales staff in May 1998. The sales increases at ADI and PMCPI were both attributable to the expansion of each entities' sales staff and, with respect to ADI, the addition of new product lines.


Costs and Expenses

Total costs from leasing operations increased 5.8% from $2,754,859 for the quarter ended June 30, 1997 to $2,914,371 for the quarter ended June 30, 1998, an increase of $159,512. The increase in total costs from leasing operations was primarily due to the write-down to their net realizable values of certain off-lease equipment of $1,109,294 and an increase in cost of sales associated with the sales-type lease transactions referred to previously of $191,368, partially offset by a decrease in depreciation expense related to operating leases of $347,649 and a decrease in costs of sales associated with the sale of off-lease equipment of $799,280. The decrease in operating lease depreciation is related to a combination of the early lease terminations and the change in the mix of leases written as referred to previously.

Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) decreased 197.3% from $752,878 for the quarter ended June 30, 1997 to a loss of $732,527 for the quarter ended June 30, 1998, a decrease of $1,485,405. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) decreased to a negative 33.6% from 21.5% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased 23.6% from $1,475,378 for the quarter ended June 30, 1997 to $1,127,729 for the quarter ended June 30, 1998, a decrease of $347,649. The decrease in costs from this segment of the Company's lease portfolio is due primarily to the lease renewal/upgrades mentioned previously. Gross profit on operating leases decreased 48.8% from $898,181 for the quarter ended June 30, 1997 to $460,285 for the quarter ended June 30, 1998, a decrease of $437,896.

Direct sales costs decreased 83.8% from $953,790 for the quarter ended June 30, 1997 to $154,510 for the quarter ended June 30, 1998, a decrease of $799,280 but increased as a percentage of related revenue to 137.8% from 92.5%. The increase in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1997 as compared to 1998.

Distribution cost of sales of decreased 8.5% from $3,898,832 for the quarter ended June 30, 1997 to $3,567,763 for the quarter ended June 30, 1998, a decrease of $331,069. Gross margin on distribution sales increased to 18.2% in 1998 from 16.3% in 1997 due to an increase in comparative sales volume of certain higher margin products.

Selling, general and administrative expenses increased 49.3% from $1,257,222 for the quarter ended June 30, 1997 to $1,876,693 for the quarter ended June 30, 1998, an increase of $619,471. The increase in selling, general and administrative expenses was due primarily to increased staffing levels at ADI, SCS and LEC Technologies, Inc. (parent company), an increase in reserve for bad debts of $156,600 and accrued severence pay due the former President of SCS. Selling, general and administrative expenses increased from 15.4% of total revenues in 1997 to 28.7% of total revenues in 1998.

Interest expense on non-lease related indebtedness decreased
$13,938, or 9.1%. The increase is due to lower average debt levels in the current quarter as compared to the year-age quarter.


Net Earnings

As a result of the foregoing, the Company recorded a net loss of $1,951,871 for the quarter ended June 30, 1998 as compared to net income of $105,131 for the quarter ended June 30, 1997.



                 Liquidity and Capital Resources

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). The Merrill Line of Credit was replaced by the Merrill Note in anticipation of the Company entering into a new $1.7 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the Finova Line and determined it was too costly and that it did not sufficiently address the Company's liquidity needs. Consequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1998. As of June 30, 1998, the amount outstanding on the Merrill Note was $415,911. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI.

The terms of the Second Loan Modification Agreement, effective February 5, 1998 (the "Second Loan Modification Agreement") between the Company and Bank of America National Trust & Savings Association ("Bank of America") govern the Company's debt obligation due January 1, 1998 to Bank of America (the "Term Loan"). At February 5, 1998, the amount of unpaid principal on the Term Loan was $1,366,365 and the interest rate was 12.5%. The terms of the Second Loan Modification Agreement require the Company to make monthly principal payments of $45,546 plus interest at the prime rate plus 400 basis points from January 15, 1998 through June 15, 1998; monthly principal payments of $72,873 plus interest at the prime rate plus 500 basis points from July 15, 1998 through December 15, 1998; monthly principal payments of $109,309 plus interest at the prime rate plus 600 basis points from January 15, 1999 through May 15, 1999; and to pay all remaining unpaid principal, accrued and unpaid interest, and any unpaid fees and expenses on June 15, 1999. The Term Loan is secured by all of the personal property, tangible and intangible, of the Company and its wholly-owned subsidiary, TJ Computer Services, Inc. (dba Leasing Edge Corporation). Restrictive covenants under the Second Loan Modification Agreement include the maintenance of consolidated tangible net worth (as defined) of at least $3.5 million as of June 30, 1998; restrictions on the payment of cash dividends on shares of the Company's common stock; restrictions on incurring additional indebtness and creating additional liens on the Company's property; and limitations on unfinanced capital expenditures (as defined).

In November 1995, the Company entered into a letter agreement with Excel Bank N.A. (Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel, borrowings outstanding under the ADI credit line and an outstanding capital lease obligation of approximately $500,000, $489,571 and $101,229, respectively, at June 30, 1998. At June 30, 1998 , the Company had outstanding term notes and available credit under the Equity Line of $1,368,595 and $40,605, respectively.

On March 9, 1998, ADI entered into a $500,000 revolving Credit Agreement (the "ADI Credit Agreement") with excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel has agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning April 1, 1998. The ADI Credit Agreement is guaranteed by the Company and is secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI has agreed not to incur any additional indebtness or to create any additional liens on it's property other than under the ADI Credit Agreement. Upon consumation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000. As of June 30, 1998, loans in the amount of $489,571 were outstanding under the ADI Credit Agreement.

Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1998, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At June 30, 1998, the Company had approximately $327,824 in cash on hand and credit availability under the Equity Line.

At the inception of each lease, the Company establishes the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. the Company's cash flow depends to a great extent on its ability to realize the residual value leased equipment after the initial term of its leases with its customers. Historically, the Company has realized its recorded investment in residual values through (i) renegotiation of the lease during its term to add or modify equipment; (ii) renewal or extension of the original lease; (iii) leasing equipment to a new user after the initial lease term; or
(iv) sale of the equipment. Each of these alternatives impacts the timing of the Company's cash realization of such recorded residual values. Equipment may be returned to the Company at the end of an initial or extended lease term when it may not be possible for the Company to resell or re-lease the equipment on favorable terms.

Developments in the high technology equipment market tend to occur at rapid rates, adding to the risk of obsolescence and shortened product life cycles which could affect the Company's ability to realize the residual value of such equipment. In addition, if the lessee defaults on a lease, the financial institution that provided nonrecourse financing may foreclose on its security interest in the lease equipment and the Company may not realize any portion of the residual value. If the residual value in any equipment cannot be realized after the initial lease term, the recorded investment in the equipment must be written down, resulting in lower cash flow and reduced earnings. There can be no assurance that the Company will not experience material residual value or inventory write-downs in the future.

The Company intends to continue to retain residual ownership of all the equipment it leases. As of June 30, 1998 the Company had a total net investment in lease transactions of $21.2 million compared to $23.0 million as of December 31, 1997. The estimated residual value of the Company's portfolio of leases expiring between July 1, 1998 and December 31, 2003 totals $7,298,004, although there can be no assurance that the Company will be able to realize such residual value in the future. As of June 30, 1998, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:

          Year ending December 31,
          ------------------------
               1998                          $ 1,213,304
               1999                            1,654,800
               2000                            3,172,400
               2001                            1,176,500
               2002                               70,000
               2003                               11,000
                                              ----------

                    Total                    $ 7,298,004
                                              ==========

Leased equipment expenditures of $4,482,734 for the six months ended June 30, 1998 were financed through the discounting of $3,493,537 of noncancelable lease rentals to various financial institutions, borrowings under the Company's Equity Line and available cash.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning December 15, 1997. The Company adopted SFAS 130 in the quarter ended March 31, 1998. As of June 30, 1998, the Company had no other comprehensive income.

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

                                   LEC Technologies, Inc.
                                   (Registrant)


Date:     August 18, 1997          /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     August 18, 1997          /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)