Form 10QSB
period 1998-09-30
LEC TECHNOLOGIES INC
filed 1998-11-19
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                           FORM 10Q-SB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    SEPTEMBER 30, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
October 31, 1998:  1,176,017 common shares.

Traditional Small Business Disclosure Format (Check one): Yes [ ];
No [X]

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

                         INDEX TO FORM 10-QSB

                                                                 PAGE
                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1998 (Unaudited)
  and December  31, 1997                                          3

Consolidated Statements of Operations - for the three
  and nine months ended September 30, 1998
  and 1997  (Unaudited)                                           5

Consolidated Statements of Cash Flows - for the nine months
  ended September 30, 1998 and 1997 (Unaudited)                   6

Notes to Consolidated Financial Statements (Unaudited)            8

Item 2.  Management's Discussion and Analysis or
         Plan of Operations                                      11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        16
         (a)   Exhibits
         (b)   Reports on Form 8-K

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                        September 30,  December 31,
                                            1998           1997
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   392,305    $   208,639
  Receivables - net of allowance
    for doubtful accounts of $373,478
    and $157,405                          3,138,129      2,372,159
  Notes receivable - employees              103,531        176,311
  Inventory, net                          2,345,133      2,039,685
  Leased assets:
    Operating leases, net                12,402,462     15,284,177
    Sales-type and direct
      financing leases                    9,108,410      7,738,825
  Furniture and equipment - net of
    accumulated depreciation of
    $387,587 and $310,378                   579,474        363,970
  Other assets                              692,589        272,338
  Goodwill, net of accumulated
    amortization of $172,145 and
    $134,543                                579,894        617,496
                                         ----------     ----------
TOTAL ASSETS                            $29,341,927    $29,073,600
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)



                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                        September 30,  December 31,
                                            1998           1997
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 4,116,950    $ 3,823,522
  Accrued liabilities                       873,722        492,325
  Notes payable and lines of credit       3,957,219      3,128,764
  Nonrecourse and recourse discounted
    lease rentals                        16,652,961     15,905,823
  Other liabilities                          76,695        244,796
                                         ----------     ----------
    TOTAL LIABILITIES                    25,677,547     23,595,230
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    1,176,017 and 1,220,567 shares
    issued and 1,176,017 and 1,197,267
    shares outstanding at September 30,
    1998 and December 31, 1997,
    respectively                             47,041         48,823
  Additional paid-in capital             10,173,066     10,382,421
  Accumulated deficit                    (6,558,017)    (4,716,732)
                                         ----------      ---------
                                          3,664,380      5,716,802
  Common stock held in treasury, at
    cost; 0 and 93,200 shares at
    September 30, 1998 and December 31,
    1997, respectively                         -          (144,682)
  Note receivable from stockholders            -           (93,750)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            3,664,380      5,478,370
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $29,341,927    $29,073,600
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended       Nine Months Ended
                         ----------------------   ----------------------
                          Sep. 30,    Sep. 30,     Sep. 30,    Sep. 30,
                            1998        1997         1998        1997
                         ----------  ----------   ----------  ----------
Revenues:
  Operating leases       $1,541,097  $1,890,367  $ 5,238,671 $6,656,202
  Sales-type leases       2,756,962   2,102,584    3,388,533  2,108,977
  Finance income            197,052     138,505      569,161    313,218
  Direct sales              326,461     129,380    1,269,554  1,341,312
                          ---------   ---------   ----------  ---------
Total revenues from
  leasing operations      4,821,572   4,260,836   10,465,919 10,419,709
Distribution sales        5,563,225   4,633,987   14,628,555 13,757,602
Other                         1,096       8,400        4,492     15,266
                          ---------   ---------   ----------  ---------
  Total revenues         10,385,893   8,903,223   25,098,966 24,192,577
                          ---------   ---------   ----------  ---------
Costs and expenses:
  Operating leases        1,119,479   1,366,019    3,368,195  4,381,473
  Sales-type leases       1,475,879   1,683,434    1,947,882  1,685,134
  Interest expense          330,951     326,502      995,448    973,280
  Direct sales              304,630     186,387    1,427,508  1,420,780
  Write down of inventory
     and residual values    192,410        -       1,301,704       -
                          ---------   ---------   ----------  ---------
Total costs from
  leasing operations      3,423,349   3,562,342    9,040,737  8,460,667
Distribution cost of
  sales                   4,770,348   3,906,099   12,316,235 11,594,780
Selling, general and
  administrative expenses 1,791,053   1,146,140    4,889,196  3,381,252
Interest expense            374,012     160,624      694,083    442,968
                          ---------   ---------   ----------  ---------
Total costs and expenses 10,358,762   8,775,205   26,940,251 23,879,667
                          ---------   ---------   ----------  ---------
Income (loss) before
  income taxes               27,131     128,018   (1,841,285)   312,910
Provision for income
  taxes                        -           -            -          -
                          ---------   ---------    ---------  ---------
Net income (loss)       $    27,131  $  128,018  $(1,841,285) $ 312,910
                          =========   =========    =========  =========
Earnings(loss) per common
  share                  $    0.02   $     0.06   $   (1.56) $     0.12
                          =========   =========    =========  =========
Earnings(loss) per common
share asuuming dilution  $    0.02   $     0.05   $   (1.56) $     0.11
                          =========   =========    =========  =========

The accompanying notes are integral part of these consolidated financial statements.

                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                            Nine Months Ended
                                        --------------------------
                                          Sep. 30,      Sep. 30,
                                            1998          1997
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                   $ (1,841,285)  $   312,910
    Adjustments to reconcile net
      income (loss) to cash provided
      by operating activities:
        Depreciation and amortization      3,499,994     4,460,007
        Write down of inventory, residual
          values and other                 1,398,304          -
        Change in assets and liabilities
          due to operating activities:
          Increase in accounts
            receivable                      (765,970)   (1,402,190)
          (Increase) decrease in
            inventory                        (52,852)     (124,675)
          Increase in
            accounts payable                 293,428     1,368,853
          Increase in accrued
            liabilities                      381,397       800,565
          All other operating activities    (588,352)     (563,069)
                                         -----------    ----------
    Total adjustments                      4,165,949     4,539,491
                                         -----------    ----------
  Net cash provided by operating
    activities                             2,324,664     4,852,401
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                1,707,501     3,461,165
  Purchases of inventory for lease        (3,412,690)   (6,588,512)
  Purchases of furniture and equipment      (292,882)      (52,535)
  Decrease in notes receivable               (83,820)       13,868
  Additions to net investment in
    sales-type and direct finance leases  (3,886,437)   (4,391,873)
  Sales-type and direct financing
    lease rentals received                 2,318,192     1,560,715
                                         -----------    ----------
  Net cash used in investing activities   (3,650,136)   (5,997,172)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)
                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                            Nine Months Ended
                                        --------------------------
                                          Sep. 30,      Sep. 30,
                                            1998          1997
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals    $ 8,087,379   $ 8,622,984
  Payments on nonrecourse and recourse
    discounted lease rentals              (7,340,241)   (7,131,476)
  Proceeds from notes payable              2,771,781       726,860
  Payments on notes payable               (1,943,326)   (1,438,200)
  Proceeds from exercise of warrants            -          269,000
  Proceeds from sale of stock                   -          125,000
  Purchase of treasury stock                 (66,455)      (38,609)
  Preferred stock dividends paid                -         (171,762)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                   1,509,138       963,797
                                         -----------    ----------
Net increase (decrease) in cash              183,666      (180,974)
Cash at beginning of period                  208,639       412,340
                                         -----------    ----------
Cash at end of period                   $    392,305   $   231,366
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $  1 631,552   $ 1,353,860
                                         ===========    ==========
    Income taxes                        $     35,279   $     -
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

Basis of Presentation

In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows
for the nine months ended September 30, 1998.   It is suggested
that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The operating results for the three and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.


Note 2.  Earnings Per Share

Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128 "Earnings Per Share". The following EPS amounts reflect EPS as computed under SFAS No. 128 (all share data has been adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998):


                                            Three Months Ended
                                         ------------------------
                                          Sep. 30,      Sep. 30,
                                            1998          1997
                                         ---------      ---------
Shares outstanding at
  beginning of period                    1,176,017      1,158,205
Effect of issuance of common
  stock                                      -              9,341
                                         ---------      ---------
Weighted average common
  shares outstanding                     1,176,017      1,167,546
                                         =========      =========



Net income                             $    27,131     $  128,018
Preferred stock dividends                    -            (57,254)
                                        ----------      ---------
Net earnings available to
  common shareholders                  $    27,131     $   70,764
                                         =========      =========

Earnings per common share              $      0.02     $     0.06
                                         =========      =========

Weighted average common
  shares outstanding                     1,176,017      1,167,546
Effect of common shares
  issuable upon exercise of
  dilutive stock options                     7,280        120,599
                                         ---------      ---------
Weighted average common shares
  outstanding assuming dilution          1,183,297      1,288,144
                                         =========      =========
Earnings per common share
  assuming dilution                     $     0.02      $    0.05
                                         ==========     =========

                                            Nine Months Ended
                                         ------------------------
                                          Sep. 30,      Sep. 30,
                                            1998          1997
                                         ---------      ---------
Shares outstanding at
  beginning of period                    1,197,267      1,085,230
Effect of issuance of common
  stock                                      -             13,542
Exercise of "B" warrants                     -             63,801
Purchase of treasury stock                 (17,941)        (3,759)
                                         ---------      ---------
Weighted average common
  shares outstanding                     1,179,326      1,158,813
                                         =========      =========


Net income (loss)                      $(1,841,285)    $  312,910
Preferred stock dividends                    -           (171,762)
                                        ----------      ---------
Net earnings (loss) available to
  common shareholders                  $(1,841,285)    $  141,148
                                         =========      =========

Earnings (loss) per common share       $     (1.56)    $     0.12
                                         =========      =========

Weighted average common
  shares outstanding                     1,179,326      1,158,813
Effect of common shares
  issuable upon exercise of
  dilutive stock options                      -           107,746
                                         ---------      ---------
Weighted average common shares
  outstanding assuming dilution          1,179,326      1,266,559
                                         =========      =========
Earnings (loss) per common share
  assuming dilution                     $    (1.56)     $    0.11
                                         ==========     =========



Note 3.  Notes Payable and Revolving Lines of Credit

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). The Merrill Line of Credit was replaced by the Merrill Note in anticipation of the Company entering into a new $1.7 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the Finova Line and determined it was too costly and that it did not sufficiently address the Company's liquidity needs. Consequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1998. As of September 30, 1998, the amount outstanding on the Merrill Note was $315,173. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI.

In September 1998, two of the Company's wholly owned subsidiaries, LEC Leasing, Inc. and Atlantic Digital International, Inc. (ADI), entered into a joint credit facility with Finova Capital Corporation in the aggregate amount of $3 million. The joint credit facility consists of a $1.5 million term loan (the "Finova Term Loan") applicable to LEC Leasing, Inc. and a $1.5 million revolving credit facility (the "Finova Revolver") applicable to ADI.

The Finova Term Loan requires monthly principal payments of $25,000 plus interest at prime plus 400 basis points from October 1, 1998 through September 1, 2001 at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to Bank of America National Trust & Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. Restrictive covenants under the Finova Term Loan include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtness and creating additional liens on LEC Leasing's personal property; and limitations on unfinanced capital expenditures (as defined).

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova
Revolver is secured by the is secured by all of the personal property, both tangible and intangible, of ADI, LEC Leasing, Inc.
and is guaranteed by the Company. At September 30, 1998, amounts otstanding under the Finova Revolver were $473,830 and the interest rate was 10.25%.

In November 1995, the Company entered into a letter agreement with Excel Bank N.A. (Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $800,000 and $90,002, respectively, at September 30, 1998. At September 30, 1998 , the Company had outstanding term notes and available credit under the Equity Line of $1,518,226 and $91,772, respectively.


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


Results of Operations

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenues

Total revenues from leasing operations increased 0.4% from $10,419,709 for the nine months ended September 30, 1997 to $10,465,919 for the nine months ended September 30, 1998, an increase of $46,210. The increase in lease revenues is primarily due to increases in finance income and sales-type lease revenues, partially offset by decreases in revenue from the portfolio base of operating leases and in direct sales of off-lease equipment.

Revenue from the portfolio base of operating leases decreased 21.3% from $6,656,202 for the nine months ended September 30, 1997 to $5,238,671 for the nine months ended September 30, 1998, a decrease of $1,417,531. This decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer. Direct sales of off-lease equipment decreased 5.3% from $1,341,312 for the nine months ended September 30, 1997 to $1,269,554 for the nine months ended September 30, 1998, a decrease of $71,758. This decrease in sales of off-lease equipment is due primarily to a decrease in the volume of lease terminations during the first nine months of 1998 as compared to 1997. Finance income increased 81.7% from $313,218 for the nine months ended September 30, 1997 to $569,161 for the nine months ended September 30, 1998, an increase of $255,943. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases. The accounting classification of a lease transaction is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than ten percent of equipment cost, the lease classification will most likely be direct financing). Revenue from sales-type leases increased from $2,108,977 for the nine months ended September 30, 1997 to $3,388,533 for the nine months ended September 30, 1998, an increase of $1,279,556. This increase in sales-type lease revenue was due to the renewal, upgrade and consolidation of certain existing operating leases into new leases which were accounted for as sales-type pursuant to SFAS No. 13. As compared to other lease classifications, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, the revenue recognized subsequent to lease inception consists only of the finance income element of the transaction.

Distribution sales, representing the activity of ADI, SCS and PMCPI, increased 6.3% from $13,757,602 for the nine months ended September 30, 1997 to $14,628,555 for the nine months ended September 30, 1998, an increase of $870,953. The increase in distribution sales activity is primarily attributable to an increase in sales volumes at ADI and PMCPI of approximately $2.6 million and $.7 million, respectively, partially offset by decreased sales volumes at SCS of approximately $2.5 million. The sales decrease at SCS was primarily attributable to sales staff turnover. As a result of the foregoing and certain other factors, the Company installed a new management team and added additional sales staff in May 1998. The sales increases at ADI and PMCPI were both attributable to the expansion of each entities' sales staff and, with respect to ADI, the addition of new product lines.


Costs and Expenses

Total costs from leasing operations increased 6.9% from $8,460,667 for the nine months ended September 30, 1997 to $9,040,737 for the nine months ended September 30, 1998, an increase of $580,070. The increase in total costs from leasing operations was primarily due to the write-down to their net realizable values of certain off-lease equipment of $1,301,704 and an increase in cost of sales associated with the sales-type lease transactions referred to previously of $262,748, partially offset by a decrease in depreciation expense related to operating leases of $1,013,278.
The decrease in operating lease depreciation is related to a combination of the early lease terminations and the change in the mix of leases written as referred to previously.

Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) decreased 27.3% from $1,959,042 for the nine months ended September 30, 1997 to $1,425,182 for the nine months ended September 30, 1998, a decrease of $533,860. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) decreased to 13.6% from 18.8% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased 23.1% from $4,381,473 for the nine months ended September 30, 1997 to $3,368,195 for the nine months ended September 30, 1998, a decrease of $1,013,278. The decrease in costs from this segment of the Company's lease portfolio is due primarily to the early termination/buy-out of certain operating leases and the lease renewal/upgrades mentioned previously. Gross profit on operating leases decreased 17.8% from $2,274,729 for the nine months ended September 30, 1997 to $1,870,476 for the nine months ended September 30, 1998, a decrease of $404,253.

Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buy-out options treated as sales) increased 0.5% from $1,420,780 for the nine months ended September 30, 1997 to $1,427,508 for the nine months ended September 30, 1998, an increase of $6,728 and increased as a percentage of related revenue to 112.4% from 105.9%. The increase in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1997 as compared to 1998.

Distribution cost of sales of increased 6.2% from $11,594,780 for the nine months ended September 30, 1997 to $12,316,235 for the nine months ended September 30, 1998, an increase of $721,455. Gross margin on distribution sales increased slightly to 15.8% in 1998 from 15.7% in 1997 due to an increase in comparative sales volume of certain higher margin products.

Selling, general and administrative expenses increased 44.6% from $3,381,252 for the nine months ended September 30, 1997 to $4,889,196 for the nine months ended September 30, 1998, an increase of $1,507,944. The increase in selling, general and administrative expenses was due primarily to increased staffing levels at ADI, SCS and LEC Technologies, Inc. (parent company), an increase in reserve for bad debts of $156,600 and accrued severence pay due the former President of SCS. Selling, general and administrative expenses increased from 14.0% of total revenues in 1997 to 19.5% of total revenues in 1998.

Interest expense on non-lease related indebtedness increased
$251,115, or 56.7%. The increase is due to higher average debt levels and interest rates.

The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At September 30, 1998, the Company had unexpired net operating loss carryforwards of approximately $5,600,000 which can be utilized to offset future taxable income, if any.


Net Earnings

As a result of the foregoing, the Company recorded a net loss of $1,841,285 for the nine months ended September 30, 1998 as compared to net income of $312,910 for the nine months ended September 30, 1997.


Three Months Ended September 30, 1998 Compared to Three Months
Ended September 30, 1997


Revenues

Total revenues from leasing operations increased 13.2% from $4,260,836 for the quarter ended September 30, 1997 to $4,821,572 for the quarter ended September 30, 1998, an increase of $560,736. The increase in lease revenues is primarily due to increases in finance income, direct sales of off-lease equipment and sales-type lease revenues, partially offset by a decrease in operating lease revenues.

Revenue from the portfolio base of operating leases decreased 18.5% from $1,890,367 for the quarter ended September 30, 1997 to $1,541,097 for the quarter ended September 30, 1998, a decrease of $349,270. This decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer. Direct sales of off-lease equipment increased 152.3% from $129,380 for the quarter ended September 30, 1997 to $326,461 for the quarter ended September 30, 1998, an increase of $197,081. This increase in sales of off-lease equipment is due primarily to an increase in the volume of lease terminations during the third quarter of 1998 as compared to the third quarter of 1997. Finance income increased 42.3% from $138,505 for the quarter ended September 30, 1997 to $197,052 for the quarter ended September 30, 1998, an increase of $58,547. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases. The accounting classification of a lease transaction is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than ten percent of equipment cost, the lease classification will most likely be direct financing). Revenue from sales-type leases increased from $2,102,584 for the quarter ended September 30, 1997 to $2,756,962 for the quarter ended September 30, 1998, an increase of $654,378. This increase in sales-type lease revenue was due to the renewal, upgrade and consolidation of certain existing operating leases into new leases which were accounted for as sales-type pursuant to SFAS No. 13. As compared to other lease classifications, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, the revenue recognized subsequent to lease inception consists only of the finance income element of the transaction.

Distribution sales increased 20.1% from $4,633,987 for the quarter ended September 30, 1997 to $5,563,225 for the quarter ended September 30, 1998, an increase of $929,238. The increase in distribution sales activity is attributable to the previously discussed increased sales volumes at ADI and PMCPI partially offset by decreased sales volumes at SCS. The sales decrease at SCS was primarily attributable to sales staff turnover. As a result of the foregoing and certain other factors, the Company installed a new management team and added additional sales staff in May 1998. The sales increases at ADI and PMCPI were both attributable to the expansion of each entities' sales staff and, with respect to ADI, the addition of new product lines.


Costs and Expenses

Total costs from leasing operations decreased 3.9% from $3,562,342 for the quarter ended September 30, 1997 to $3,423,349 for the quarter ended September 30, 1998, a decrease of $138,993. The decrease in total costs from leasing operations was primarily due to a decrease in cost of sales associated with the sales-type lease transactions referred to previously of $207,555 and a decrease in depreciation expense related to operating leases of $246,540, partially offset by the write-down to their net realizable values of certain off-lease equipment of $192,410 and an increase in costs of sales associated with the sale of off-lease equipment of $118,243. The decrease in operating lease depreciation is related to a combination of the early lease terminations and the change in the mix of leases written as referred to previously.

Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased 100.2% from $698,494 for the quarter ended September 30, 1997 to $1,398,223 for the quarter ended September 30, 1998, an increase of $699,729. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) increased to a 29.0% from 16.4% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased 18.0% from $1,366,019 for the quarter ended September 30, 1997 to $1,119,479 for the quarter ended September 30, 1998, a decrease of $246,540. The decrease in costs from this segment of the Company's lease portfolio is due primarily to the lease renewal/upgrades mentioned previously and a change in the mix of leases written from predominately operating leases to direct finance leases. Gross profit on operating leases decreased 19.6% from $524,348 for the quarter ended September 30, 1997 to $421,618 for the quarter ended September 30, 1998, a decrease of $102,730.

Direct sales costs increased 63.4% from $186,387 for the quarter ended September 30, 1997 to $304,630 for the quarter ended September 30, 1998, an increase of $118,243 but decreased as a percentage of related revenue to 93.3% from 144.1%. The decrease in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1998 as compared to 1997.

Distribution cost of sales of increased 22.1% from $3,906,099 for the quarter ended September 30, 1997 to $4,770,348 for the quarter ended September 30, 1998, an increase of $864,249. Gross margin on distribution sales decreased to 14.3% in 1998 from 15.7% in 1997 due to a decrease in the comparative sales volume of certain higher margin products.

Selling, general and administrative expenses increased 56.3% from $1,146,140 for the quarter ended September 30, 1997 to $1,791,053 for the quarter ended September 30, 1998, an increase of $644,913. The increase in selling, general and administrative expenses was due primarily to increased staffing levels at ADI, SCS and LEC Technologies, Inc. (parent company) and an increase in reserve for bad debts of $216,073. Selling, general and administrative expenses increased from 12.9% of total revenues in 1997 to 17.2% of total revenues in 1998.

Interest expense on non-lease related indebtedness increased
$213,388, or 132.8%. The increase is due to higher average debt levels and interest rates in the current quarter as compared to the year-ago quarter.


Net Earnings

As a result of the foregoing, the Company recorded net income of $27,131 for the quarter ended September 30, 1998 as compared to net income of $128,018 for the quarter ended September 30, 1997.



                 Liquidity and Capital Resources


In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). The Merrill Line of Credit was replaced by the Merrill Note in anticipation of the Company entering into a new $1.7 million revolving line of credit facility with Finova Capital Corporation (the "Finova Line") that would have been secured by the inventory and accounts receivable of both PMCPI and SCS. Subsequent to executing the Merrill Note, the Company reevaluated the terms and conditions of the Finova Line and determined it was too costly and that it did not sufficiently address the Company's liquidity needs. Consequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1998. As of September 30, 1998, the amount outstanding on the Merrill Note was $315,173. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI.

In September 1998, two of the Company's wholly owned subsidiaries, LEC Leasing, Inc. and Atlantic Digital International, Inc. (ADI), entered into a joint credit facility with Finova Capital Corporation in the aggregate amount of $3 million. The joint credit facility consists of a $1.5 million term loan (the "Finova Term Loan") applicable to LEC Leasing, Inc. and a $1.5 million revolving credit facility (the "Finova Revolver") applicable to ADI.

The Finova Term Loan requires monthly principal payments of $25,000 plus interest at prime plus 400 basis points from October 1, 1998 through September 1, 2001 at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to Bank of America National Trust & Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. Restrictive covenants under the Finova Term Loan include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtness and creating additional liens on LEC Leasing's personal property; and limitations on unfinanced capital expenditures (as defined).

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova
Revolver is secured by the is secured by all of the personal property, both tangible and intangible, of ADI, LEC Leasing, Inc.
and is guaranteed by the Company. At September 30, 1998, amounts otstanding under the Finova Revolver were $473,830 and the interest rate was 10.25%.

In November 1995, the Company entered into a letter agreement with Excel Bank N.A. (Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In July 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $800,000 and $90,002, respectively, at September 30, 1998. At September 30, 1998 , the Company had outstanding term notes and available credit under the Equity Line of $1,518,226 and $91,772, respectively.

Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1998, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At September 30, 1998, the Company had approximately $482,307 in cash on hand and credit availability under the Equity Line.

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

The Company intends to continue to retain residual ownership of all the equipment it leases. As of September 30, 1998 the Company had a total net investment in lease transactions of $21.5 million compared to $23.0 million as of December 31, 1997. The estimated residual value of the Company's portfolio of leases expiring between October 1, 1998 and December 31, 2003 totals $6,672,301, although there can be no assurance that the Company will be able to realize such residual value in the future. As of September 30, 1998, the estimated residual value of the Company's portfolio of leases by year of lease termination is as follows:

          Year ending December 31,
          ------------------------
               1998                          $   373,301
               1999                            1,315,800
               2000                            3,178,700
               2001                            1,723,500
               2002                               70,000
               2003                               11,000
                                              ----------

                    Total                    $ 6,672,301
                                              ==========

Leased equipment expenditures of $7,229,127 for the nine months ended September 30, 1998 were financed through the discounting of $8,087,379 of noncancelable lease rentals to various financial institutions.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position and is effective for financial statements issued for fiscal years beginning December 15, 1997. The Company adopted SFAS 130 in the quarter ended March 31, 1998. As of September 30, 1998, the Company had no other comprehensive income.

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


          (b)  Reports on Form 8-K
               Report on Form 8-K dated 9-14-98.


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEC Technologies, Inc.
                                   (Registrant)


Date:     November 17, 1998        /s/Michael F. Daniels
                                   Michael F. Daniels, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)

Date:     November 17, 1998        /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)