Form 10-K
period 1998-12-31
GOLF ENTERTAINMENT INC
filed 1999-04-16
CIK 849354

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K

(Mark One)
 X   Annual report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [Fee Required]

          For the fiscal year ended December 31, 1998.

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

          For the transition period        to       .

Commission File No. 0-18303

GOLF ENTERTAINMENT, INC. (formerly known as LEC TECHNOLOGIES, INC.)
   (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: As of March 11, 1999, the approximate market value of the common stock (based upon the NASDAQ closing price of $0.75 of stated shares on that date) held by non-affiliates was $852,809.

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   No

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 11, 1999, the issuer had 1,715,491 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None.








               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
              (FORMERLY KNOWN AS LEC TECHNOLOGIES, INC.)
                    1998 ANNUAL REPORT ON FORM 10-K
                           TABLE OF CONTENTS

                                                                 PAGE
PART I

     Item 1.   BUSINESS                                           2
     Item 2.   PROPERTIES                                         8
     Item 3.   LEGAL PROCEEDINGS                                  8
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                              9

PART II

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS                   9
     Item 6.   SELECTED FINANCIAL DATA                            9
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATION                                    10
     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       15
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE       42

PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT                                   43

     Item 11.  EXECUTIVE COMPENSATION                            44
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT                               45
     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    45

PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K                          46











                                PART I

ITEM 1:   BUSINESS

General

Golf Entertainment, Inc. (formerly known as LEC Technologies, Inc.) and subsidiaries (LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc.; and, TJ Computer Services, Inc.)(collectively, the "Company" or "Golf") is currently a technology services company, providing solutions that help organizations reduce technology cost and risk, primarily through the leasing, distribution and remarketing of high technology equipment. Such equipment generally consists of midrange computer systems, telecommunications systems, system peripherals (terminals, printers, communications controllers, etc.) and point-of-sale systems.

As an independent organization, the Company provides customers with technical, financial and product alternatives, irrespective of hardware platform or manufacturer. In addition to working with its customers to develop strategies governing when to acquire equipment, upgrade existing equipment and order new equipment to take advantage of current technology, the Company also acts as an outlet for the equipment being displaced.

The Company's business is diversified by customer, customer type, equipment type, equipment manufacturer, and geographic location of its customers and subsidiaries. The Company's customers include "Fortune 1000" corporations or companies of similar size as well as smaller corporations. A significant portion of the Company's business is with long-term, repeat customers. Three customers of the Company, Tiffany & Co., Bed, Bath & Beyond and The Hertz Corporation, respectively, accounted for approximately 17.2%, 7.6%, 2.3% of consolidated revenues for the year ended December 31, 1998, 15.0%, 9.2% and 3.7% of consolidated revenues for the year ended December 31, 1997 and 25.0%, 12.8% and 7.4% of consolidated revenues for the year ended December 31, 1996. However, the Company does not believe its businesses are dependent on any single customer or on any single source for the purchasing, selling or leasing of equipment.

The Company's services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three business groups are as follows:

     Leasing Services: Leasing, remarketing, financial engineering, consulting and third-party maintenance and systems integration services for midrange systems, telecommunications equipment, point-of-sale systems and system peripherals. The business unit through which the Company conducts its leasing services business is LEC, a wholly-owned subsidiary of Golf Entertainment, Inc.

     Distribution Services: Sale of terminals, printers, communications controllers, supplies, technical consulting and third-party maintenance services. Business units comprising distribution services are SCS and PMCPI, wholly-owned subsidiaries of Golf Entertainment, Inc.

     Remarketing Services: Remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors or brokers. This unit also has consignment relationships with certain customers to assist such organizations in the sale of their used equipment. Business units comprising remarketing services include LEC, SCS, PMCPI and ADI, a wholly-owned subsidiary of Golf Entertainment, Inc., which specializes in the acquisition and remarketing of used computer equipment on both a domestic and international basis.

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

The Company was founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995 changed its name to Leasing Edge Corporation. In March 1997, the Company's shareholders approved a change in the Company's name to LEC Technologies, Inc. to more accurately reflect the evolving nature of the Company's business. In February 1999, the Company's shareholders approved a change in the Company's name to Golf Entertainment, Inc. The executive offices of the Company are located at 6540 S. Pecos Road, Suite 103, Las Vegas, Nevada, 89120, and its telephone number is (702) 454-7900.


The Company's Plans in the Golf and Leisure Time Industry

In November 1998, the Board of Directors of the Company authorized management to examine strategic opportunities for the Company, including opportunities in the golf and leisure time industry. The Board of Directors also authorized management to engage an investment banking firm to advise it concerning strategic alternatives in connection with its computer businesses (see Note 17 of Notes to Consolidated Financial Statements).

General

The Company intends to focus primarily on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with Mr. Farrell's extensive business experience in negotiating and financing acquisition opportunities, offer it an opportunity for growth. The Company intends to enhance these existing golf facilities by adding amenities and improving management and operating systems. The Company also will develop new golf recreational facilities, and may acquire other golf related businesses. The Company intends that its facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play. The Company intends that its facilities will be user-friendly for all levels of golfer and will appeal to the entire family. Each driving range will, generally, permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full line pro-shop, a snack bar, a miniature golf course(s) and batting cages. Where feasible, the Company intends that the facilities will include par-3 or executive-length (shorter than a regulation-length) golf courses. The Company's revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro-shop, fees for instructional programs and from food and beverage sales. The Company will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. The Company may also seek long-term management contracts to operate golf courses and golf related facilities.

Business Strategy

The Company's goal is to become a leading consolidator, owner and operator of golf related recreational facilities in the United States. The Company intends to accomplish this goal by focusing its activities principally on acquiring and consolidating the ownership of operating facilities that have the potential for revenue growth through the expansion and upgrading of those facilities to include better amenities, more efficient management and more effective marketing strategies. The Company also intends to develop new golf recreational facilities in attractive markets and may acquire other golf related businesses. On April 6, 1999, the Company announced the appointment of Mr. John Rooney as the Company's new president effective April 19, 1999. Mr. Rooney has been involved in the golf industry for over 15 years and, as President of the Rooney Golf Group, he has been involved in the ownership, development and management of golf facilities throughout the United States. Mr. Rooney will have overall responsibility for the operations of the Company's business. Mr. Farrell, as Chairman and Chief Executive Officer of the Company, will focus his activities on raising additional equity capital, securing debt facilities for the Company, and identifying and negotiating acquisitions for the Company.


Forward-Looking Statements

Statements about the Company's expectations, including future revenues, earnings, its ability to compete effectively and to maintain market share, to adapt to changes in its customers' technology requirements, and all other statements in this Report on Form 10-KSB, including Management's Discussion and Analysis of Financial Condition and Results of Operation, and other Company communications other than historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. Reference is made to "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" in Item 7 of this Report on Form 10-K.


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

SCS and PMCPI both have contractual distribution relationships with IBM; PMCPI also has contractual relationships with Lexmark Printer Company, IDEAssociates, Perle Systems, DataSouth Corporation, Hewlett Packard Corporation and BOS. SCS and PMCPI are highly dependent on their suppliers, the manufacturers. Most manufacturers extend terms of net 30 days or provide an inventory line of credit for purposes of ordering equipment. Any event of default on any credit facility offered by a manufacturer could materially and adversely affect the Company's ability to acquire equipment for resale.

Remarketing Services

The Company's remarketing services consist of the remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors and brokers. Each of the Company's business units (LEC, SCS, PMCPI and ADI) engage in remarketing activities primarily related to their respective businesses, although specific sales often result from coordinated efforts. In addition to the remarketing of IBM peripheral equipment, SCS also has consignment relationships with certain customers to assist such organizations in the disposal of their displaced equipment. ADI currently specializes in the acquisition and remarketing of Digital Equipment Corporation equipment and, to a lesser extent, equipment manufactured by Sun Microsystems, IBM and Hewlett Packard.


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

At December 31, 1998, the Company had 34 full-time employees. None of the Company's employees is represented by a union. The Company believes that relations with its employees are good.

ITEM 2:   PROPERTIES

The Company leases approximately 5,250 and 1,100 square feet of office space in Las Vegas, NV and Alpharetta, GA, respectively, under lease agreements expiring individually through 2002. Each respective lease agreement requires the Company to pay all costs of operations, including real property taxes, in addition to the basic rent. All of the Company's leased properties are in good condition.


ITEM 3:  LEGAL PROCEEDINGS

In 1996, the Company acquired all of the outstanding common stock of Superior Computer Services, Inc. ("SCS") for 59,927 shares of the Company's common stock, valued at $400,000, and two $100,000 non-interest bearing notes. Pursuant to the terms of the related Stock Acquisition Agreement, the Company agreed to recompute the portion of the purchase price represented by the Company's common stock based on the average of the stock's closing price for the five consecutive trading days ended December 1, 1998. If such "Recomputed Value", as defined, was less than $400,000, the Company agreed to either (i) issue to the sellers additional shares of common stock such that the aggregate value of the total shares issued equaled $400,000 or (ii) pay the sellers an equivalent amount of cash. Due to significant operating losses at SCS, the Company has refused to issue such additional shares or cash. As a result, the two former shareholders of SCS have filed separate lawsuits against the Company seeking the Company's performance under the Stock Acquisition Agreement. The Company, in turn, has countersued the former shareholders, asserting breach of fiduciary duty, breach of contract, fraud and fraudulent inducement. Due to the uncertainty of the ultimate resolution of this matter, the consolidated financial statements as of December 31, 1998 do not reflect any provision for this litigation. In the event that the Company is unsuccessful in its defense and counterclaim, the Company's approximate financial exposure, excluding attorney's fees and costs, is $356,000.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                               PART II


ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's common stock trades on the Nasdaq SmallCap tier of The Nasdaq Stock Market under the symbol GECC. The following table sets forth the high and low sales price quotations of the Company's common stock for the periods indicated. The quotations were retroactively adjusted to reflect the one for four reverse stock split which became effective on September 15, 1998.

                                1998                     1997
     Fiscal Quarter        HIGH      LOW            HIGH      LOW
     First Quarter        $3.63     $1.88          $5.00     $3.52
     Second Quarter       $4.25     $2.13          $6.00     $2.52
     Third Quarter        $2.00     $0.63          $5.76     $3.00
     Fourth Quarter       $1.69     $0.53          $4.76     $2.36

As of March 11, 1999 the Company had approximately 425 shareholders of record.

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

ITEM 6:   SELECTED FINANCIAL DATA

The following financial information is derived from the consolidated financial statements of the Company and its wholly owned subsidiaries for the periods indicated. The information set forth in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing in
Item 7 of this report and the Company's consolidated financial statements and notes thereto appearing in Item 8 of the report. All per share data has been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998 and the one-for-eight reverse stock split which became effective on February 24, 1994.


For the Year Ended December 31,
(In thousands, except per share data)

                         1998      1997      1996      1995      1994

Revenues               $30,623   $30,715   $21,237   $18,150   $19,768
Net income(loss)        (3,202)      330    (1,398)      201    (4,129)
Net income(loss) per
  common share           (2.63)     0.09     (1.80)    (0.04)   (12.48)
Total assets            26,381    29,074    27,687    27,285    30,832
Discounted lease
  rentals               15,450    15,906    14,809    16,260    20,718
Total liabilities       23,929    23,595    22,449    21,410    26.630
Total stockholders'
  equity                 2,452     5,478     5,238     5,875     4,202


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company's services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three business groups are as follows:

     Leasing Services: Leasing, remarketing, financial engineering, consulting and third-party maintenance and systems integration services for midrange systems, telecommunications equipment, point-of-sale systems and system peripherals. The Company conducts its leasing services business through LEC Leasing, Inc., a wholly-owned subsidiary of Golf Entertainment, Inc.

     Distribution Services: Sale of terminals, printers, communications controllers, supplies, technical consulting and third-party maintenance services. Business units comprising distribution services are SCS and PMCPI, wholly-owned subsidiaries of Golf Entertainment, Inc.

     Remarketing Services: Remarketing of previously leased equipment, displaced equipment, and used equipment purchased from other lessors or brokers. This unit also has consignment relationships with certain customers to assist such organizations in the sale of their used equipment. Business units comprising remarketing services include LEC, SCS, PMCPI and ADI, a wholly-owned subsidiary of Golf Entertainment, Inc., which specializes in the acquisition and remarketing of used computer equipment on both a domestic and international basis.


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


Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Revenues

Total revenues from leasing operations decreased 5.2% from $13,085,616 for the year ended December 31, 1997 to $12,401,501 for the year ended December 31, 1998, a decrease of $684,115. The decrease in revenues is primarily due a decrease in revenue from the Company's portfolio base of operating leases and a decrease in direct sales revenues, partially offset by increases in sales-type lease revenues and lease-related finance income.

Revenue from the portfolio base of operating leases decreased 20.3% from $8,618,861 for the year ended December 31, 1997 to $6,869,524 for the year ended December 31, 1998, a decrease of $1,749,337. This decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer. Direct sales of off-lease equipment decreased 28.2% from $1,882,638 for the year ended December 31, 1997 to $1,350,945 for the year ended December 31, 1998, a decrease of $531,693. This decrease in sales of off-lease equipment is due primarily to the technological obsolescence, and therefore salability, of approximately $900,000 of off-lease equipment. Finance income increased 66.8% from $475,140 for the year ended December 31, 1997 to $792,499 for the year ended December 31, 1998, an increase of $317,359. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases. The accounting classification of a lease transaction (see Note 2 of Notes to Consolidated Financial Statements for a description of the Company's lease accounting policies) is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than ten percent of equipment cost, the lease classification will most likely be direct financing). Revenue from sales-type leases increased 60.7% from $2,108,977 for the year ended December 31, 1997 to $3,388,533 for the year ended December 31, 1998, an increase of $1,279,556. This increase in sales-type lease revenue was due to the renewal, upgrade and consolidation of certain existing leases into new leases which were accounted for as sales-type pursuant to SFAS No. 13. As compared to other lease transactions, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, revenue recognized subsequent to lease inception consists only of the finance income element of the transaction.

Distribution sales, representing the activity of ADI, SCS and PMCPI, increased 3.4% from $17,612,586 for the year ended December 31, 1997 to $18,214,475 for the year ended December 31, 1998, an increase of $601,889. The increase in distribution sales was primarily attributable to an increase in sales volumes at ADI and PMCPI of approximately $3.4 million and .6 million, respectively, partially offset by a decrease in sales volumes at SCS of approximately $3.4 million. The sales decrease at SCS was primarily attributable to sales staff turnover. The sales increases at ADI and PMCPI were both attributable to the expansion of each entities' sales staff and, with respect to ADI, the addition of new product lines.


Costs and Expenses

Total costs from leasing operations decreased 0.8% from $10,535,365 for the year ended December 31, 1997 to $10,447,789 for the year ended December 31, 1998, a decrease of $87,576. The decrease in total costs from leasing operations was due primarily to a decrease in operating lease depreciation of $1,167,766 partially offset by the write down to their net realizable values of certain off-lease equipment of $1,205,029. The decrease in operating lease depreciation was consistent with the decrease in operating lease revenue. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) decreased 23.4% from $2,550,251 for the year ended December 31, 1997 to $1,953,712 for the year ended December 31, 1998, a decrease of $596,539. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) decreased to 15.8% from 19.5% due to the foregoing.

Leasing costs associated with the portfolio base of operating leases decreased 20.7% from $5,641,067 for the year ended December 31, 1997 to $4,473,301 for the year ended December 31, 1998, a decrease of $1,167,766. The decrease in costs from this segment of the Company's lease portfolio is due primarily to the early termination/buy-out of certain operating leases and the lease renewals/upgrades mentioned previously. Gross profit on operating leases decreased 19.5% from $2,977,794 for the year ended December 31, 1997 to $2,396,223 for the year ended December 31, 1998, a decrease of $581,571. Gross margin from operating leases increased from 34.6% for the 1997 period to 34.9% for the 1998 period as a result of the foregoing.

Direct sales costs (leasing costs with respect to the sale of off-lease equipment and leases with dollar buyout options treated as sales) decreased 18.1% from $1,806,939 for the year ended December 31, 1997 to $1,479,925 for the year ended December 31, 1998, a decrease of $327,014. Direct sales costs increased as a percentage of the related revenue to 109.5% from 96.0%. The increase in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1997 as compared to 1998.

Distribution cost of sales increased 434% from $14,686,695 for the year ended December 31, 1997 to $15,330,762 for the year ended December 31, 1998, an increase of $644,067. Distribution cost of sales relates to the distribution sales of ADI, SCS and PMCPI. Gross margin on distribution sales decreased slightly to 15.8% for the year ended December 31, 1998 from 16.6% for the year ended December 31, 1997.

Selling, general and administrative expenses increased 58.4% from $4,549,586 for the year ended December 31, 1997 to $7,206,266 for the year ended December 31, 1998, an increase of $2,656,680. The increase in selling, general and administrative expenses was due primarily to increased staffing levels at ADI, SCS and the parent company and the recording of an impairment loss of $567,360 related to the carrying value of the goodwill associated with the acquisitions of SCS and PMCPI.

Interest expense on non-lease related indebtedness increased 37.0% from $613,447 for the year ended December 31, 1997 to $840,464 for the year ended December 31, 1998, an increase of $227,017. The increase in interest expense on non-lease related indebtedness was due primarily to interest costs associated with inventory flooring arrangements at SCS.


Net Income

As a result of the foregoing, the Company recorded a net loss of $3,202,265 for the year ended December 31, 1998 as compared to net income of $329,531 for the year ended December 31, 1997.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues

Total revenues from leasing operations decreased 7.7% from $14,178,580 for the year ended December 31, 1996 to $13,085,616 for the year ended December 31, 1997, a decrease of $1,092,964. The decrease in revenues is primarily due to the 1996 renewal, upgrade and consolidation of several existing operating leases into a smaller number of new leases, three of which were accounted for as sales-type leases pursuant to SFAS No. 13 (see Note 2 of Notes to Consolidated Financial Statements for a description of the Company's lease accounting policies). As compared to other lease transactions, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, revenue recognized subsequent to lease inception consists only of the finance income element of the transaction. During 1997, two similar renewal/upgrade transactions were consummated, which resulted in the Company recording revenue from sales-type leases of approximately $2.1 million.
Management anticipates that total revenues from leasing operations in 1998 when compared to 1997 will reflect a similar decrease. The Company does not expect to regularly enter into transactions of this size in the future.

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

Interest expense on non-lease related indebtedness increased 54.3% from $397,656 for the year ended December 31, 1996 to $613,447 for the year ended December 31, 1997, an increase of $215,791. The increase in interest expense on non-lease related indebtedness was due primarily to interest costs associated with inventory flooring arrangements at SCS and an increase in the interest rate on the Company's then outstanding indebtedness to Bank of America from approximately 10.5% in 1996 to approximately 12.5% in 1997.


Net Income

As a result of the foregoing, the Company recorded net income of $329,531 for the year ended December 31, 1997 as compared to a net loss of $(1,398,316) for the year ended December 31, 1996.


Liquidity and Capital Resources

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1999. On February 9, 1999, the Company and Merrill Lynch entered into a letter agreement whereby the Merrill Note was amended to provide for lesser monthly principal payments such that the then outstanding principal and accrued interest balance of approximately $215,000 would be amortized to zero as of June 1, 1999. The Merrill Note is guaranteed by the Company and is secured by inventory and accounts receivable of PMCPI (collectively, the "Merrill Collateral").

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Borrowings under the Equity Line are secured by the Company's residual interest in the equipment under lease and are guaranteed by the Company. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at December 31, 1998 was $133,455. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $960,256 and $78,535, respectively, at December 31, 1998. At December 31, 1998, the Company had outstanding term notes and available credit under the Equity Line of $1,479,072 and $0 respectively.

In September 1998, two of the Company's wholly owned subsidiaries, LEC Leasing, Inc. and ADI, entered into a joint credit facility with Finova Capital Corporation in the aggregate amount of $3,000,000 (the "Finova Credit Facility"). The joint credit facility consists of a $1.5 million term loan (the Finova Term Loan") applicable to LEC Leasing, Inc. and a $1.5 revolving credit facility (the "Finova Revolver") applicable to ADI.

The Finova Term Loan requires monthly principal payments of $25,000 plus interest at the prime rate plus 400 basis points from October 1, 1998 through September 1, 2001, at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to bank of America National trust and Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. At December 31, 1998, the amount outstanding under the Finova Term Loan was $1,425,000.

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova Revolver is secured by all of the personal property, both tangible and intangible, of ADI and LEC Leasing, Inc. and is guaranteed by the Company. At December 31, 1998, amounts outstanding under the Finova Revolver were $762,223 and the interest rate was 10.25%.

Restrictive covenants under the Finova Credit Facility include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtedness and creating additional liens on LEC Leasing, Inc.'s personal property; and limitations on unfinanced capital expenditures (as defined). See "Subsequent Event" section of this Item and Note 17 of Notes to Consolidated Financial Statements.

Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1999, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At December 31, 1998, the Company had approximately $391,705 in cash and availability under the Excel Equity Line.

At the inception of each lease, the Company establishes the residual value of the leased equipment, which is the estimated market value of the equipment at the end of the initial lease term. The Company's cash flow depends to a great extent on its ability to realize the residual value of leased equipment after the initial term of its leases with its customers. Historically, the Company has realized its recorded investment in residual values through (i) renegotiation of the lease during its term to add or modify equipment; (ii) renewal or extension of the original lease; (iii) leasing equipment to a new user after the initial lease term; or (iv) sale of the equipment. Each of these alternatives impacts the timing of the Company's cash realization of such recorded residual values. Equipment may be returned to the Company at the end of an initial or extended lease term when it may not be possible for the Company to resell or re-lease the equipment on favorable terms. Developments in the high technology equipment market tend to occur at rapid rates, adding to the risk of obsolescence and shortened product life cycles which could affect the Company's ability to realize the residual value of such equipment. In addition, if the lessee defaults on a lease, the financial institution that provided nonrecourse financing may foreclose on its security interest in the leased equipment and the Company may not realize any portion of such residual value. If the residual value in any equipment cannot be realized after the initial lease term, the recorded investment in the equipment must be written down, resulting in lower cash flow and reduced earnings. For the years ended December 31, 1998, 1997 and 1996, the Company reduced residual values and off-lease equipment inventory by approximately $1,205,029, $75,331 and $1,099,089, respectively, to their net realizable values. There can be no assurance that the Company will not experience further material residual value or inventory write-downs in the future.

The Company intends to continue to retain residual ownership of all the equipment it leases. As of December 31, 1998, the Company had a total net investment in lease transactions of $20.2 million compared to $23.0 million as of December 31, 1997. The estimated residual value of the Company's portfolio of leases expiring between January 1, 1999 and December 31, 2003 totals $6,508,221, although there can be no assurance that the Company will be able to realize such residual value in the future. As of December 31, 1998, the estimated residual value of the Company's portfolio of leases by year of lease termination was as follows:

     Year ending December 31,

             1999                      $ 1,318,321
             2000                        3,205,700
             2001                        1,903,200
             2002                           70,000
             2003                           11,000

               Total                   $ 6,508,221

Leased equipment expenditures of $9,349,500 for the year ended December 31, 1998 were financed through the discounting of $8,898,725 of noncancelable lease rentals to various financial institutions. The remaining $450,775 was funded from a combination of debt and available cash.

Based on the Company's anticipated residual value realization, existing credit availability under the Excel Equity Line, and the anticipated contribution margin from the Company's distribution services units, management believes that the Company will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Management further believes that the Company's existing credit lines will be renewed as they come due.

The Company believes that inflation has not been a significant factor in its business.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium approaches. Independent of such issues, management of the Company initiated an information systems project to standardize all of the Company's hardware and software systems. The systems selected by management are Year 2000 compliant. The implementation of such systems was completed in 1998. The implementation of these systems did not have a significant effect on the Company's earnings.

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

Subsequent Event

There have been extended negotiations between the Company and LEC Technologies, Ltd., a Nevada corporation whose sole shareholder is Michael F. Daniels, the former Chairman and Chief Executive Officer and a current Director of the Company, regarding a Stock Purchase Agreement whereby Mr. Daniels would purchase the common stock of each of the Company's operating subsidiaries for an aggregate of $2,075,000 and the assumption of certain liabilities, including those related to the Excel Equity Line and the Finova Credit Facility, subject to the approval of the Company's shareholders. If concluded, in connection therewith, the Company will receive a release of its guarantees from both Excel Bank, N.A. and Finova Capital Corporation.

The Company intends to focus primarily on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with Mr. Farrell's extensive business experience in negotiating and financing acquisition opportunities, offer it an opportunity for growth. The Company intends to enhance these existing golf facilities by adding amenities and improving management and operating systems. The Company also will develop new golf recreational facilities, and may acquire other golf related businesses. The Company intends that its facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play. The Company intends that its facilities will be user-friendly for all levels of golfer and will appeal to the entire family. Each driving range will, generally, permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full line pro-shop, a snack bar, a miniature golf course(s) and batting cages. Where feasible, the Company intends that the facilities will include par-3 or executive-length (shorter than a regulation-length) golf courses. The Company's revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro-shop, fees for instructional programs and from food and beverage sales. The Company will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. The Company may also seek long-term management contracts to operate golf courses and golf related facilities.


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





























ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE

Independent Auditors' Report - Goldstein Golub Kessler LLP        16

Independent Auditors' Report - KPMG LLP                           17

Consolidated Balance Sheets As Of December 31, 1998 and 1997      18

Consolidated Statements of Operations For The Years Ended
     December 31, 1998, 1997 and 1996                             20

Consolidated Statements of Cash Flows For The Years Ended
     December 31, 1998, 1997 and 1996                             21

Consolidated Statements of Stockholders' Equity For The
     Years Ended December 31, 1998, 1997 and 1996                 23

Notes To Consolidated Financial Statements                        26


The consolidated financial statements of the Company are filed under this Item 8 pursuant to Regulation S-X. Financial statement schedules are omitted because either they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

























                     Independent Auditors' Report

The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                        /s/ Goldstein Golub Kessler LLP

New York, New York
February 26, 1999


















                     Independent Auditors' Report

The Stockholders and Board of Directors
LEC Technologies, Inc.

We have audited the accompanying consolidated balance sheet of LEC Technologies, Inc. (formerly Leasing Edge Corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEC Technologies, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                             /s/ KPMG LLP

Las Vegas, Nevada
March 27, 1998

















               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                             December 31,   December 31,
                                                 1998           1997
                                             -----------    ------------
ASSETS:
  Cash                                       $   391,705    $   208,639
  Receivables - net of allowance for
    doubtful accounts of $304,367 and
    $157,405 at December 31, 1998 and
    1997, respectively                         2,577,260      2,372,159
  Notes receivable - employees                   143,376        176,311
  Inventory, net of reserve for
    obsolescence of $1,086,608 and
    $102,102 at December 31, 1998 and
    1997, respectively                         1,862,981      2,039,685
  Investment in leased assets:
    Operating leases, net                     11,787,960     15,284,177
    Sales-type and direct financing leases     8,454,844      7,738,825
  Furniture and equipment - net of
    accumulated depreciation of
    $425,465 and $310,378 at December 31,
    1998 and 1997, respectively                  552,706        363,970
  Other assets                                   610,335        272,338
  Goodwill, net of accumulated
    amortization of $752,039 and $134,543
    at December 31, 1998 and 1997,
    respectively                                    -           617,496
                                              ----------     ----------
TOTAL ASSETS                                 $26,381,167    $29,073,600
                                              ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)













               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                             December 31,   December 31,
                                                 1998           1997
                                            -----------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                           $ 3,611,164   $ 3,823,522
  Accrued liabilities                            745,418       492,325
  Notes payable and lines of credit            4,016,584     3,128,764
  Nonrecourse and recourse discounted
    lease rentals                             15,450,421    15,905,823
  Other liabilities                              105,198       244,796
                                              ----------    ----------
    TOTAL LIABILITIES                         23,928,785    23,595,230
                                              ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000 shares
    authorized, 380,000 shares issued;
    229,016 shares outstanding                    2,290          2,290
  Common stock, $.01 par value; 25,000,000
    shares authorized, 1,410,393 and
    1,220,568 shares issued and 1,410,393
    and 1,197,268 shares outstanding at
    December 31, 1998 and 1997,
    respectively                                 14,104         12,206
  Additional paid-in capital                 10,354,985     10,419,038
  Accumulated deficit                        (7,918,997)    (4,716,732)
                                             ----------     ----------
                                              2,452,382      5,716,802
  Common stock held in treasury, at
    cost; 0 and 23,300 shares at
    December 31, 1998 and 1997, respectively       -          (144,682)
  Notes receivable from stockholders               -           (93,750)
                                             ----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                2,452,382      5,478,370
                                             ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                  $26,381,167    $29,073,600
                                             ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.


               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                         Years Ended December 31,
                                --------------------------------------
                                    1998          1997         1996
                                -----------   ----------   -----------
Revenues:
 Operating leases               $ 6,869,524  $ 8,618,861   $ 9,694,905
 Sales-type leases                3,388,533    2,108,977     2,721,483
 Finance income                     792,499      475,140       285,121
 Direct sales                     1,350,945    1,882,638     1,137,686
 Other                                 -            -          339,385
                                 ----------   ----------    ----------
Total revenues from
 leasing operations              12,401,501   13,085,616    14,178,580
Distribution sales               18,214,475   17,612,586     7,038,154
Other                                 7,040       16,422        20,666
                                 ----------   ----------    ----------
  Total revenues                 30,623,016   30,714,624    21,237,400
                                 ----------   ----------    ----------
Costs and expenses:
 Operating leases                 4,473,301    5,641,067     6,881,020
 Sales-type leases                1,197,882    1,685,134     2,101,426
 Interest expense                 1,341,652    1,326,894     1,325,444
 Direct sales                     1,479,925    1,806,939     1,224,406
 Write down of inventory and
   residual values                1,205,029       75,331     1,099,089
                                 ----------   ----------    ----------
Total costs from
 leasing operations              10,447,789   10,535,365    12,631,385
Distribution cost of sales       15,330,762   14,686,695     6,190,582
Selling, general and
 administrative expenses          7,206,266    4,549,586     3,416,093
Interest expense                    840,464      613,447       397,656
                                 ----------   ----------    ----------
  Total costs and expenses       33,825,281   30,385,093    22,635,716
                                 ----------   ----------    ----------
Net income (loss)               $(3,202,265) $   329,531   $(1,398,316)
                                 ==========   ==========    ==========

Earnings(loss) per common share $     (2.63) $      0.09   $     (1.80)
                                 ==========   ==========    ==========
Earnings(loss) per common share
 assuming dilution              $     (2.63) $      0.08   $     (1.80)
                                 ==========   ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                          GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997
AND 1996


                        Notes       Total
                        Preferred Stock      Common Stock     Additional
                     Receivable     Stock-
                       -----------------  -------------------   Paid-in
Accumulated   Treasury       From        holders
                       Shares   Amount     Shares    Amount     Capital
Deficit      Stock     Stockholders    Equity
                       -------  --------  --------  --------- ----------
------------  ----------  ------------  -----------
Balance at

 December 31, 1995     229,016  $ 2,290  3,132,319  $ 31,324  $9,526,259
$(3,647,947)  $ (12,000)  $ (25,000)   $ 5,874,926


One-for-four reverse

 stock split                            (2,349,239)  (23,492)     23,492
                                        -
Sale of common stock                       220,031     2,200     856,078
                                     858,278
Exercise of stock

 options                                    31,844       318     174,823
                      (68,750)       106,391
Exercise of "A"

 warrants                                    6,873        69         (69)
                                        -
Acquisition of SCS                          59,927       599     119,401
                                     120,000
Purchase of treasury

 stock
          (94,073)                   (94,073)
Preferred stock

 dividends                                                      (229,016)
                                    (229,016)
Net loss
(1,398,316)                            (1,398,316)

--------------------------------------------------------------------------------
---------------------
Balance at

 December 31, 1996     229,016    2,290  1,101,755    11,018  10,470,968
(5,046,263)   (106,073)    (93,750)     5,238,190

--------------------------------------------------------------------------------
---------------------


The accompanying notes are an integral part of these consolidated financial statements.

          (Continued)



                                          GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997
AND 1996


                        Notes       Total
                        Preferred Stock      Common Stock     Additional
                     Receivable     Stock-
                       -----------------  -------------------   Paid-in
Accumulated   Treasury       From        holders
                       Shares   Amount     Shares    Amount     Capital
Deficit      Stock     Stockholders    Equity
                       -------  --------  --------  --------- ----------
------------  ----------  ------------  -----------
Balance at

 December 31, 1996     229,016  $ 2,290  1,101,755  $ 11,018 $10,470,968
$(5,046,263)  $(106,073)  $ (93,750)   $ 5,238,190


Sale of common stock                        39,063       391     124,609
                                     125,000
Issuance of common

 stock for services                         12,500       125      46,750
                                      46,875
Exercise of "B"

 warrants                                   67,250       672        (672)
                                        -
Stock option compen-

 sation expense                                                    6,399
                                       6,399
Purchase of treasury

 stock
          (38,609)                   (38,609)
Preferred stock

 dividends                                                      (229,016)
                                    (229,016)
Net income
329,531                                329,531

--------------------------------------------------------------------------------
---------------------
Balance at

 December 31, 1997     229,016  $ 2,290  1,220,568  $ 12,206 $10,419,038
$(4,716,732)  $(144,682)  $ (93,750)   $ 5,478,370

--------------------------------------------------------------------------------
---------------------

The accompanying notes are an integral part of these consolidated financial statements.






                                          GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 1998, 1997
AND 1996


                        Notes       Total
                        Preferred Stock      Common Stock     Additional
                     Receivable     Stock-
                       -----------------  -------------------   Paid-in
Accumulated   Treasury       From        holders
                       Shares   Amount     Shares    Amount     Capital
Deficit      Stock     Stockholders    Equity
                       -------  --------  --------  --------- ----------
------------  ----------  ------------  -----------
Balance at

 December 31, 1997     229,016  $ 2,290  1,220,568  $ 12,206 $10,419,038
$(4,716,732)  $(144,682)  $ (93,750)   $ 5,478,370


Exercise of stock

 options                                   234,375     2,344     146,637
                                     148,981
Purchase of treasury

 stock
          (66,454)                   (66,454)
Write-off of

 shareholder notes

 receivable
                       93,750         93,750
Retirement of

 treasury stock                            (44,550)     (446)   (210,690)
          211,136                       -
Net loss
(3,202,265)                            (3,202,265)

--------------------------------------------------------------------------------
---------------------
Balance at

 December 31, 1998     229,016  $ 2,290  1,410,393  $ 14,104 $10,354,985
$(7,918,997)  $    -       $    -      $ 2,452,382

================================================================================
=====================

The accompanying notes are an integral part of these consolidated financial statements.







               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                                   ------------------------------------
                                      1998         1997         1996
                                    -----------  ----------   ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                $(3,202,265)  $  329,531 $(1,398,316)
 Adjustments to reconcile net
  income (loss) to net cash pro-
  vided by operating activities:
   Depreciation and amortization    5,242,149    5,757,672   6,986,608
   Write down of inventory,
    residual values and other       1,455,378       75,331   1,189,981
   Stock option compensation
    expense                           148,981       53,274        -
   Change in assets and
    liabilities, net of effects
    of acquisition:
     Increase in receivables         (205,101)  (1,275,291)    (60,503)
     (Increase) decrease in
      inventory                       721,923     (135,879)   (354,532)
     Increase (decrease) in
      accounts payable               (212,358)     877,157    (446,485)
     Increase (decrease) in
      accrued liabilities             253,093       33,502     (52,583)
     All other operating
      activities                     (513,690)    (309,593)    302,564
                                    ---------    ---------   ---------
Net cash provided by
 operating activities               3,688,110    5,405,704   6,166,734
                                    ---------    ---------   ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Sales and disposals of off-
  lease inventory                   2,799,055    1,734,074   2,786,579
 Purchases of inventory for lease  (4,025,540)  (6,253,853) (5,579,587)
 Purchases of furniture and
  equipment                          (303,992)    (132,908)    (52,277)
 (Increase) decrease in notes
  receivable                         (123,665)      22,874     (50,435)
 Purchase of SCS, net of
  cash acquired                          -            -         80,957


The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)

               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                                  -------------------------------------
                                      1998         1997        1996
                                  -----------  -----------  -----------
 Additions to net investment
  in sales-type and direct
  financing leases                 (5,323,960)  (3,618,507) (4,504,865)
 Sales-type and direct financing
  lease rentals received            3,107,094    2,251,582   1,763,154
                                   ----------   ----------  ----------
Net cash used in
 investing activities              (3,871,008)  (5,996,738) (5,556,474)
                                   ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from nonrecourse and re-
  course discounted lease rentals   8,898,725   10,530,281   9,186,720
 Payments on nonrecourse and re-
  course discounted lease rentals  (9,351,127)  (9,433,039)(10,638,141)
 Proceeds from notes payable        3,133,020    1,051,373     817,647
 Payments on notes payable         (2,245,200)  (1,944,911)   (363,905)
 Proceeds from exercise of stock
  options                               -             -        106,391
 Proceeds from sale of stock, net       -          125,000     858,278
 Proceeds from exercise of warrants     -          269,000      55,592
 Deferred equity transaction costs      -             -       (106,497)
 Purchase of treasury stock          (66,454)      (38,609)    (94,073)
 Preferred stock dividends paid         -         (171,762)   (229,016)
                                   ---------    ----------   ---------
Net cash provided by (used in)
 financing activities                365,964       387,333    (407,004)
                                   ---------     ---------   ---------
Net increase (decrease) in cash      183,066      (203,701)    203,256
Cash at beginning of year            208,639       412,340     209,084
                                   ---------    ----------   ---------
Cash at end of year               $  391,705    $  208,639 $   412,340
                                   =========     =========  ==========
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
    Interest                      $2,078,748    $1,875,196 $ 1,729,001
                                   =========     =========  ==========
    Income taxes                  $   43,627    $    3,750 $    29,826
                                   =========     =========  ==========

The accompanying notes are an integral part of these consolidated financial statements.


                 GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Nature of Operations: Golf Entertainment, Inc. (formerly known as LEC Technologies, Inc.) and subsidiaries (LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc.; and, TJ Computer Services, Inc.)(collectively, the "Company" or "Golf") is currently a technology services company, providing solutions that help organizations reduce technology cost and risk. The Company is primarily engaged in the buying, selling, and leasing of data processing and other high technology equipment and related services.

Organization: The Company was originally founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995, changed its name to Leasing Edge Corporation. On March 12, 1997, the Company's shareholders' approved a change in the Company's name to LEC Technologies, Inc. In February 1999, the Company's shareholders approved a change in the Company's name to Golf Entertainment, Inc.


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

The following table reflects changes in the Company's estimated reserve for doubtful accounts for each of the three years in the period ended December 31, 1998:

                 Balance at                              Balance at
                 Beginning of                            End of
                 Period           Expense    Write-off   Period
       1996       $  12,000      $158,699    $   -        $ 170,699
       1997         170,699       (13,294)       -          157,405
       1998         157,405       250,350     103,388       304,367


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

Depreciation and amortization are provided on the straight-line method over the following useful lives:

          Computer equipment                 3 to 5 years
          Furniture and office equipment     5 to 7 years
          Leasehold improvements             Term of lease

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Management periodically evaluates the carrying value of its long-lived assets, including operating leases, furniture and equipment and intangible assets. Whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss for the difference between the carrying value and the estimated net future cash flows attributable to such asset. As a result of current period operating losses at SCS and PMCPI, management determined that the carrying value of the goodwill associated with the acquisition of these entities exceeded the estimated net future cash flows attributable to them and, consequently, recorded an impairment loss of $567,360 at December 31, 1998. Management believes that no material impairment in the carrying value of long-lived assets existed at December 31, 1997.

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

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

Reclassification

Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the 1998 presentation.

NOTE 2:   LEASE ACCOUNTING POLICIES

SFAS No. 13 requires that a lessor classify each lease as either a direct financing, sales-type or operating lease.

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

NOTE 3:   LEASED ASSETS

The components of the net investment in sales-type and direct financing leases as of December 31 are as follows:




                                                1998             1997

     Total future minimum lease payments    $8,512,941       $7,448,044

     Estimated unguaranteed residual
      values of leased equipment             1,036,200        1,225,500
     Less unearned finance income           (1,094,297)      (  934,719)

          Total                            $ 8,454,844      $ 7,738,825


Future minimum lease payments on sales-type and direct financing leases as of December 31, 1998 are as follows:


          Years ending December 31,
               1999                               $3,913,154
               2000                                3,021,649
               2001                                1,330,621
               2002                                  235,059
               2003                                   12,458

                                                  $8,512,941





Assets under operating leases are as follows at December 31:


                                           1998              1997
     Equipment at cost or net
          realizable value             $19,598,081       $26,777,702

     Accumulated depreciation          ( 7,810,121)      (11,493,525)

     Total                             $11,787,960       $15,284,177


Depreciation expense related to operating leases was $4,473,301, $5,641,067 and $6,881,020 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease rentals on operating leases are due as follows:


          Years ending December 31,
               1999                              $ 5,089,123
               2000                                2,801,163
               2001                                  671,975
               2002                                    8,136
               2003                                    2,034

                                                 $ 8,572,431


The estimated residual value of the Company's portfolio of leases
(including sales-type, direct financing and operating) by year of lease termination are as follows:


     Years ending December 31,
               1999                     $1,318,321
               2000                      3,205,700
               2001                      1,903,200
               2002                         70,000
               2003                         11,000

                                        $6,508,221


NOTE 4:   Acquisition of Superior Computer Systems, Inc. ("SCS")

On November 1, 1996, the Company acquired all of the common stock of SCS, a distributor of computer peripherals, for 59,927 shares of the Company's common stock and two $100,000 non-interest bearing notes,payable at various dates through November 1997. The acquisition was accounted for by the purchase method of accounting. The excess of the total acquisition cost over the fair value of net assets acquired of $299,923 was recorded as goodwill and was being amortized over 15 years. All of the unamortized balance of the goodwill related to this acquisition was written off during the year ended December 31, 1998. The Consolidated Statement of Operations for the year ended December 31, 1996 includes SCS's results of operations for the period November 1, 1996 through December 31, 1996.

The following unaudited pro forma consolidated results of operations assume that the acquisition occurred on January 1, 1996 and reflect the historical operations of the purchased business adjusted for amortization of goodwill resulting from the acquisition.

(In thousands, except per share data)

                                               Year ended
                                            December 31, 1996
                                               (Unaudited)

          Total revenues                             32,203
          Net loss                                   (1,522)
          Loss per share                              (1.82)


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

NOTE 5:   INCOME TAXES

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 35% for the years ended December 31 as follows:

                                         1998         1997       1996


     Computed "expected" income tax
       expense (benefit)             $(1,120,793) $   115,336 $(489,411)
     Change in valuation allowance
       for deferred tax assets         1,115,340     (119,701)   93,181
     Nondeductible expenses                5,453        4,635   396,230
          Total tax expense                 -            -         -


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at December 31, 1998 and 1997 are presented below:


                                        December 31,    December 31,
                                            1998            1997
     Deferred Tax Assets
     Allowances for doubtful accounts,
       inventory obsolescence and
       residual value realization not
       currently deductible             $   544,941      $  117,428
     Expenses accrued for financial
       statement purposes, not
       currently deductible                 576,450         576,450
     Net operating loss carryforwards     1,859,444       1,374,967
                                          ---------       ---------
     Total gross deferred tax assets      2,980,835       2,068,845
     Valuation allowance                 (1,364,097)       (248,757)
                                          ---------       ---------
       Net deferred tax assets            1,616,738       1,820,088
                                          ---------       ---------

     Deferred Tax Liabilities
     ------------------------
     Basis difference for sales-type and
       direct financing leases for
       financial statement purposes and
       operating leases for tax purposes    409,446         218,719
     Basis difference for operating
       leases, principally due to
       depreciation                       1,207,292       1,601,369
                                          ---------       ---------
     Total deferred tax liabilities       1,616,738       1,820,088
                                          ---------       ---------
          Net deferred taxes                  -               -
                                          =========       =========

The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 1998 and 1997, the Company determined that $1,364,097 and $248,757, respectively, of tax benefits did not meet the realization criteria.

At December 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $5,300,000 which are available to offset future taxable income, if any, through 2013.


NOTE 6:   NONRECOURSE AND RECOURSE DISCOUNTED LEASE RENTALS


The Company assigns the rentals of its leases to financial institutions at fixed rates on a nonrecourse or, to a lesser extent, on a recourse basis but retains the residual rights. In return for future lease payments, the Company receives a discounted cash payment. Discounted lease rentals as of December 31, 1998 and 1997 were $15,450,421 and $15,905,823 respectively of which $960,256 and $258,030 are recourse, respectively. Interest expense on discounted lease rentals for the years ended December 31, 1998, 1997 and 1996 was $1,341,652, $1,326,894 and $1,325,444, respectively.

Principal and interest payments required on discounted lease rentals as of December 31, 1998 are as follows:


          Years ending December 31,
               1999                              $ 8,914,098
               2000                                5,796,390
               2001                                2,001,374
               2002                                  243,195
               2003                                   14,492

                    Total                         16,969,549
                    Less interest                 (1,519,128)

                    Principal amount             $15,450,421



NOTE 7:   NOTES PAYABLE AND LINES OF CREDIT

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1999. On February 9, 1999, the Company and Merrill Lynch entered into a letter agreement whereby the Merrill Note was amended to provide for lesser monthly principal payments such that the then outstanding principal and accrued interest balance of approximately $215,000 would be amortized to zero as of June 1, 1999. The Merrill Note is guaranteed by the Company and is secured by inventory and accounts receivable of PMCPI (collectively, the "Merrill Collateral").

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Borrowings under the Equity Line are secured by the Company's residual interest in the equipment under lease and are guaranteed by the Company. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at December 31, 1998 was $133,455. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $960,256 and $78,535, respectively, at December 31, 1998. At December 31, 1998, the Company had outstanding term notes and available credit under the Equity Line of $1,479,072 and $0 respectively.

In September 1998, two of the Company's wholly owned subsidiaries, LEC Leasing, Inc. and ADI, entered into a joint credit facility with Finova Capital Corporation in the aggregate amount of $3,000,000 (the "Finova Credit Facility"). The joint credit facility consists of a $1.5 million term loan (the Finova Term Loan") applicable to LEC Leasing, Inc. and a $1.5 revolving credit facility (the "Finova Revolver") applicable to ADI.

The Finova Term Loan requires monthly principal payments of $25,000 plus interest at the prime rate plus 400 basis points from October 1, 1998 through September 1, 2001, at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to bank of America National Trust and Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company.
At December 31, 1998, the amount outstanding under the Finova Term Loan was $1,425,000.

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova Revolver is secured by all of the personal property, both tangible and intangible, of ADI and LEC Leasing, Inc. and is guaranteed by the Company. At December 31, 1998, amounts outstanding under the Finova Revolver were $762,223 and the interest rate was 10.25%.

Restrictive covenants under the Finova Credit Facility include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtedness and creating additional liens on LEC Leasing, Inc.'s personal property; and limitations on unfinanced capital expenditures (as defined). The Company was not in compliance with these covenants at December 31, 1998.

On March 9, 1998, ADI entered into a $500,000 Revolving Credit Agreement (the "ADI Credit Agreement") with Excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel has agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning on April 1, 1998. The ADI Credit Agreement is guaranteed by the Company and is secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI has agreed not to incur any additional indebtedness or to create any additional liens on its property other than under the ADI Credit Agreement. Upon consummation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000 and transferred the $160,838 term note to the ADI Credit Agreement. In September 1998, the then outstanding balance under the ADI Credit Agreement of $492,563 was paid in full from the proceeds of the $3,000,000 Finova Credit Facility discussed above.

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

Notes payable and lines of credit consist of the following at December 31,


                                              1998         1997
                                             ------       ------

     Term loan with Finova Capital
     Corporation, with interest at prime
     plus 4.0 percent, payable in monthly
     installments of $25,000 plus
     interest, due September 1, 2001      $1,425,000   $     -

     Revolving line of credit agreement
     with Finova Capital Corporation,
     with floating interest rate of prime
     plus 2.0 percent                        762,223          -

     Term loan with Bank of America, with
     interest at prime plus 4.0 percent,
     due in varying installments through
     June 15, 1999, paid off in 1998             -       1,366,365

     Term note with Merrill Lynch, due
     June 1, 1999, with floating
     interest rate, currently at 9.25
     percent                                  216,464      401,614

     Secured notes payable to Excel,
     payable in installments through
     November, 1999 with fixed interest
     rates between 9.75 and 10.0 percent,
     secured by leased equipment            1,479,072    1,049,133

     Term note payable to Excel, due
     January 29, 1998, with floating
     interest rate of prime plus 2.5
     percent                                     -         160,838

     Other                                    133,825      150,814
                                            ---------    ---------
                                           $4,016,584   $3,128,764
                                            =========    =========


Required annual principal payments as of December 31, 1998 are as follows:

                              1999              $2,009,339
                              2000                 921,386
                              2001               1,083,968
                              2002                   1,891
                                                ----------
                                   Total        $4,016,584
                                                 =========



NOTE 8:   COMMITMENTS AND CONTINGENCIES

a)   Lease Agreements

The Company leases office and warehouse space under operating leases expiring individually through 2002. The following is a schedule by year of future minimum rental payments required as of December 31, 1998 under these operating leases that have initial or remaining noncancelable lease terms in excess of one year:


               Years ending December 31,
                    1999                               $152,390
                    2000                                154,306
                    2001                                 56,412

                         Total                         $363,108

Rental expense on operating leases was $301,658, $267,552 and $206,342 for the years ended December 31, 1998, 1997 and 1996, respectively.

b)   Employment Contracts

The Company has employment agreements with certain of its executive officers and management personnel with remaining terms of approximately four years. Under these agreements, the employee is entitled to receive other employee benefits of the Company, including medical and life insurance coverage. The agreements may be terminated by either the Company or the employee at any time or for any reason. If an agreement is terminated due to the death of an employee, a death benefit equal to six months salary shall be paid to the employee's estate. The Company's annual expense under these agreements is approximately $802,000. In addition, effective January 1, 1999 through December 31, 2003, the Company entered into an employment agreement with the Company's Chief Executive Officer. The annual base salary under such agreement is $240,000 for the period January 1, 1999 through December 31, 2000, and increases by 10% per year thereafter. In addition, pursuant to the terms of the agreement, such officer is eligible to receive an annual bonus equal to five percent (5%) of the Company's operating income for the year. Such bonus may not exceed such officer's base salary for each respective fiscal year. Pursuant to such employment agreement, if such officer should die during the term thereof, a death benefit equal to the portion, if any, of his base salary for the period up to the date of death which remains unpaid and eighteen months salary ($360,000, at his current base salary) shall be paid to his estate.


NOTE 9:   RELATED PARTY TRANSACTIONS

a)   Company's Board of Directors

A director of the Company is currently the Chief Financial Officer of Vitamin Shoppe Industries, Inc. and was formerly an officer of Tiffany & Co., two of the Company's customers. Another director of the Company was formerly the Chief Operating Officer of Netgrocer, Inc., one of the Company's customers. Neither director received any cash or other remuneration from the Company other than their fees as directors and participation in the Company's stock option plans. The Company believes that the terms of its lease arrangements with Vitamin Shoppe Industries, Inc., Tiffany & Co. and Netgrocer, Inc. are fair and have been reached on an arms-length basis.

b)   Other Transactions

Included in notes receivable from shareholders in the accompanying consolidated balance sheets at December 31, 1997 is a $25,000 note receivable from a current officer for the purchase of Company common stock. Such note was written off in 1998 in connection with the officer's revised employment contract.

c)   Aggregate Effect of Transactions with Related Parties

The Board of Directors of the Company has reviewed the aggregate effect on operations of the above-described transactions and concluded that such transactions were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

NOTE 10:  STOCKHOLDERS' EQUITY

On September 15, 1998, the Company's shareholder's approved a one-for-four reverse stock split. All share data have been retroactively adjusted to give effect to the reverse split as of the first date presented.

During the year ended December 31, 1997, the Company sold 39,063 shares of common stock to an individual in a private placement transaction for proceeds of $125,000.

Also in 1997, the Company issued an aggregate of 12,500 shares of restricted common stock to two individuals in connection with their employment at ADI. The fair market value of the shares at date of issue was $46,875 and was expensed in 1997.

During the year ended December 31, 1996, the Company sold an aggregate of 220,031 shares of common stock to two investment groups in private placement transactions. The proceeds of these transactions, net of related costs of $131,692, was $858,278.

In 1996, the Company issued 59,927 shares of restricted common stock in connection with the Company's acquisition of SCS.


A.  SERIES A CONVERTIBLE PREFERRED STOCK

In August of 1993, the Company completed the sale of 380,000 shares of Series A Convertible Preferred Stock. The Preferred Stock is convertible at the holders option at any time into 0.4375 shares of common stock at a conversion price of $22.72 per share. If the Series A Preferred Stock is converted on or prior to August 4, 1998, the holder will receive ten (10) warrants to purchase 1/32nd share of common stock for each share of Series A Preferred Stock converted at an exercise price of $36.80 per share. Outstanding Series A Preferred Stock is redeemable by the Company at $10.00 per share plus accrued and unpaid dividends. The Series A Preferred Stock pays dividends in arrears at an annual rate of $1.00 per share. A conversion bonus equal to $0.25 per share of Series A Preferred Stock converted shall be payable to any holder who converts such shares after the date in any calendar quarter on which dividends accrue and prior to such date for the succeeding calendar quarter.

At December 31, 1998 and 1997 there were 229,016 shares of preferred stock and 1,509,840 warrants outstanding.

Preferred stock dividends of $171,762 and $229,016 were paid from additional paid in capital in 1997 and 1996, respectively. Accrued and unpaid preferred stock dividends were $57,254 and $114,508 at December 31, 1998 and 1997, respectively.


B.  WARRANTS AND STOCK OPTIONS

Warrants

In August of 1995, the Company registered 3,092,687 Class A Common Stock Purchase Warrants and 1,000,000 Class B Common Stock Purchase Warrants, together with the underlying common shares. Each of the warrants entitles the holder thereof to purchase one-quarter share of the Company's common stock at an exercise price of $12.00 per share.

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

During the year ended December 31, 1996, the Company issued an aggregate of 2,319,993 Class C Common Stock Purchase Warrants and an aggregate of 2,319,993 Class D Common Stock Purchase Warrants at exercise prices of $1.625 and $1.75, respectively, in connection with two private placements of common stock. In September of 1997, the Company's Board of Directors voted to reduce the exercise price of the warrants to $1.25. Each of the warrants entitle the holders thereof to purchase one-quarter share of the Company's common stock at an exercise price of $5.00 per share and expire on April 30, 1999. At December 31, 1998, none of the Class C or Class D warrants had been exercised.

On November 30, 1998, the Company and LEC Acquisition LLC, a limited liability company whose managing partner is Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, entered into a Subscription Agreement whereby LEC Acquisition LLC was granted a one year warrant to purchase 6% Convertible Debentures up to an aggregate principal amount of $1,429,170.
The 6% Convertible Debentures are convertible into up to an aggregate of 4,763,901 shares of the Company's common stock, such conversion being subject to shareholder approval. On February 17, 1999, the Company's shareholders approved a resolution authorizing the Company to issue such shares upon conversion of the 6% Convertible Debentures. At December 31, 1998, none of the 6% Convertible Debentures had been issued.



Stock Options

1)   Key Employee and Director

The Company has five stock option plans covering an aggregate of 671,875 shares of common stock which provide for the granting of incentive stock options and/or nonqualified stock options to employees and directors to purchase shares of common stock. Options granted to employees generally vest over a three to five year period and expire five years from the date of grant. Options granted to directors are immediately vested and expire ten years from the date of grant. Under the stock option plans, the exercise price of each option at issuance equals the market price of the Company's common stock on the date of grant.

Additionally, an officer of the Company has 14,531 options to acquire common stock at an exercise price of $0.32 per share. The options were granted in 1993 in lieu of prospective commissions and were subject to a three year vesting.

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

                                          1998         1997        1996
     Net earnings (loss) available
     to common stockholders:
        As reported                     $(3,202)     $  101     $(1,627)
        Pro forma                        (3,457)       (123)     (1,836)

     Earnings (loss) per common
     weighted average share:
        As reported                     $ (2.63)     $ 0.09     $ (1.80)
        Pro forma                         (2.84)      (0.11)      (2.03)

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0.0% for each year; expected volatility of 52 percent, 35 percent and 19 percent; risk free interest rates of 5.83%, 5.96% and 5.94%; and expected lives of one year, three years and five years.

Additional information on shares subject to options is as follows:


                                        1998                    1997
                                ----------------------  --------------------
                                              Weighted              Weighted
                                  Number      Average     Number    Average
                                    of        Exercise      of      Exercise
                                  Shares      Price       Shares    Price
                                ----------    --------  ----------  --------
               Outstanding at
                 beginning of
                 year              138,906    $   2.72     303,656  $   6.48
               Granted             511,250        1.95     525,000      3.00
               Exercised          (234,375)       2.00        -          -
               Forfeited          (300,000)       2.19    (689,750)     3.04
                                 ---------               ---------
               Outstanding at
                 end of year       115,781        2.22     138,906      2.72
                                 =========               =========
               Options exer-
                 cisable at
                 year end           83,865        1.93      42,073      2.08
                                 =========               =========


               Weighted average
                 fair value of
                 options granted
                 during the year    $ 0.46                  $ 1.00
                                     =====                   =====


                                                                1996
                                                        --------------------
                                                                    Weighted
                                                          Number    Average
                                                            of      Exercise
                                                          Shares    Price
                                                        ----------  --------
               Outstanding at beginning of year            104,906  $   5.44
               Granted                                     200,000      3.00
               Exercised                                      -          -
               Forfeited                                    (1,250)     4.24
                                                        ----------
               Outstanding at
                 end of year                               303,656      6.48
                                                        ==========
               Options exercisable at year end             179,906      6.08
                                                        ==========


               Weighted average fair value of options
                 granted during the year                            $   1.80
                                                                     =======


The following table summarizes information about stock options outstanding at December 31, 1998:

                                               Options Outstanding
                                        --------------------------------
                                                  Weighted
                                                  Average       Weighted
                                         Number   Remaining     Average
               Range of exercise           of     Contractual   Exercise
                 prices                  Shares   Life          Price
               ---------------------------------------------------------
               $0.10                      2,500      4.8 yrs    $   0.10
                0.32                     14,531      4.7 yrs        0.32
                0.81                     20,000      9.8 yrs        0.81
                3.00                     78,750      3.2 yrs        3.00
                                        -------
                                        115,781      4.6 yrs    $   2.22
                                        =======


                                               Options Exercisable
                                           --------------------------
                                                            Weighted
                                             Number         Average
               Range of exercise               of           Exercise
                 prices                      Shares         Price
               ------------------------------------------------------
               $0.10                          2,500         $    0.10
                0.32                         14,531              0.32
                0.81                         20,000              0.81
                3.00                         46,834              3.00
                                            -------
                                             83,865              1.93
                                            =======


2)   Other Options

Options granted to other than employees/directors are accounted for based on the fair value method pursuant to SFAS No. 123 utilizing the Black-Scholes option-pricing method. The amount charged to expense in 1997 for such options was $6,399.

In August 1997, the Company granted an aggregate of 37,500 options (12,500 at an exercise price of $3.00 and 25,000 at an exercise price of $4.00) to an unaffiliated company for services. Such options were immediately vested and expire in August 1999. Subsequent to December 31, 1997, the grant was modified to eliminate the 25,000 options having the $4.00 per share exercise price.

In October 1996, the Company granted 12,500 stock options to an individual at an exercise price of $6.24. Such options were immediately vested and expire April 7, 1998.

In 1995, the Board of Directors of the Company approved the issuance of options covering 68,750 shares of common stock to two companies for services. The exercise price of the options was $5.52 per share which was equal to the quoted market value of the Company's common stock at the date of grant. Such options were immediately vested and expire on March 6, 2000. During the year ended December 31, 1996, 19,250 of such options were exercised.

In addition, the Board of Directors approved the issuance of options covering an aggregate of 37,500 shares of common stock to an existing shareholder and to one of the Company's Directors as an inducement to such individuals to provide the Company a short term loan during its transition and relocation from Hauppauge, New York to Las Vegas, Nevada. The exercise price of such options ranged from $5.24 to $6.76 per share; such prices were equal to the quoted market value of the Company's common stock at the date of grant. Such options were immediately vested and expire on various dates through June 7, 2000.

Also in 1995, the Company issued options covering 6,250 shares of the Company's common stock to an individual at an exercise price of $5.52. Such options were immediately vested and were exercised during 1996.

In 1993, the Company issued options covering 6,344 shares of the Company's common stock at an exercise price of $5.52. Such options were immediately vested and were exercised during 1996.



NOTE 11:  MAJOR CUSTOMERS AND SUPPLIERS

Revenue from leases with three customers of the Company accounted for 17.2%, 7.6%, and 2.3% of consolidated revenues for the year ended December 31, 1998, 15.0%, 9.2% and 3.7% of consolidated revenues for the year ended December 31, 1997 and 25.0%, 12.8% and 7.4% of consolidated revenues for the year ended December 31, 1996.

The Company currently purchases a significant amount of inventory for resale from a limited number of suppliers in connection with its distribution operations. Consequently, the Company is dependent upon the availability of product from and the timeliness of delivery by such suppliers in fulfilling its customers' orders.

NOTE 12:  EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) Profit Sharing Plan (the "Plan") covering all employees of the Company, including officers. Employees are eligible to participate in the Plan upon hire. The Plan required the Company to match 50% of each dollar contributed by a Plan participant up to the participant's qualified deferral amount during 1997 and 1996. Effective January 1, 1998, the Plan was amended to reduce the Company's matching percentage to 25% of each participant's contribution. During 1998, 1997 and 1996, the Company contributed its required amounts of $49,386, $56,902 and $34,498 to the Plan on behalf of the Plan's participants.

NOTE 13:  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
          ACTIVITIES

During the year ended December 31, 1998, the Company issued 234,375 shares of common stock pursuant to the cashless exercise of stock options.

During the year ended December 31, 1997, the Company purchased computer hardware and software for $140,420 which was funded through a capital lease obligation.

During the year ended December 31, 1997, operating lease assets of $1,128,453 were reclassified as sales-type or direct financing leases due to leases renewals/upgrades.

During the year ended December 31, 1996, the Company issued 16,875 shares of common stock in exchange for a note receivable of $68,750 and acquired all of the outstanding common stock of Superior Computer Services, Inc. in exchange for 59,927 shares of restricted common stock and a $200,000 non-interest bearing note payable.

NOTE 14:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts at December 31, 1998 and 1997 for receivables, accounts payable, accrued liabilities, notes payable and lines of credit approximate their fair values due to the short maturity of these instruments. As of December 31, 1998 and 1997, the carrying amount of recourse discounted lease rentals of $960,256 and $258,030, respectively, approximate their fair values because the discount rates are comparable to current market rates of comparable debt having similar maturities and credit quality.

NOTE 15:  1996 FOURTH QUARTER CHARGES

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

NOTE 16:  EARNINGS PER COMMON SHARE

In February of 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of "primary EPS" with a presentation of "basic EPS" and "fully diluted EPS" with "diluted EPS". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS under APB Opinion No. 15. The following EPS amounts reflect EPS as computed under SFAS No. 128 for the years ended December 31 (all share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15,
1998):


                                        1998          1997          1996
                                     ----------    ----------    ----------
Shares outstanding at
  beginning of period                 1,197,268     1,085,230       782,330
Effect of issuance of common
  stock for services                       -           10,925          -
Issuance of common stock
  pursuant to private place-
  ment transactions                        -           12,200       105,522
Issuance of common stock
  related to 1996 acquisition
  of SCS                                   -             -            4,421
Exercise of stock options                32,748          -           13,012
Exercise of "A" warrants                   -             -            2,723
Exercise of "B" warrants                   -           64,671          -
Purchase of treasury stock              (13,419)       (4,520)       (1,594)
                                     ----------    ----------    ----------
Weighted average common
  shares outstanding                  1,216,597     1,168,506       906,414
                                     ==========    ==========    ==========

Net income (loss)                   $(3,202,265)  $   329,531   $(1,398,316)
Preferred stock dividends                  -         (229,016)     (229,016)
                                     ----------    ----------    ----------
Net earnings available to
  common shareholders               $(3,202,265)  $   100,515   $(1,627,332)
                                     ==========    ==========    ==========
Earnings (loss) per common
  share                             $     (2.63)  $      0.09   $     (1.80)
                                     ==========    ==========    ==========

Weighted average common
  shares outstanding                  1,216,597     1,168,506       906,414
Effect of common shares
  issuable upon exercise of
  dilutive stock options                   -           38,762          -
                                     ----------    ----------    ----------
Weighted average common
  shares outstanding assuming
  dilution                            1,216,597     1,207,268       906,414
                                     ==========    ==========    ==========
Earnings (loss) per common
  share assuming dilution           $     (2.63)  $      0.08   $     (1.80)
                                     ==========    ==========    ==========


The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive:


                                         1998          1997          1996
                                      ----------    ----------    ----------
Options                                    9,791       112,000       390,656
Warrants                               1,207,179     1,207,179     1,457,179
Convertible preferred stock              100,195       100,195       100,195
Warrants issuable upon conversion
  of preferred stock if conversion
  occurred prior to August 4, 1998         71,568        71,568        71,568




NOTE 17:  SUBSEQUENT EVENTS

In January 1999, the Company sold 236,099 shares of common stock to LEC Acquisition LLC, a limited liability company whose managing partner is Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, in a private placement transaction for proceeds of $70,830.

On February 17, 1999, the Company's shareholders approved the issuance of 4,763,901 shares of the Company's common stock upon the conversion of the Company's 6% Convertible Debentures. Also on such date, the Company's shareholders approved a change in the Company's name to Golf Entertainment, Inc.

There have been extended negotiations between the Company and LEC Technologies, Ltd., a Nevada corporation whose sole shareholder is Michael
F. Daniels, the former Chairman and Chief Executive Officer and a current Director of the Company, regarding a Stock Purchase Agreement whereby Mr. Daniels would purchase the common stock of each of the Company's operating subsidiaries for an aggregate of $2,075,000 and the assumption of certain liabilities, including those related to the Excel Equity Line and the Finova Credit Facility, subject to the approval of the Company's shareholders. If concluded, in connection therewith, the Company will receive a release of its guarantees from both Excel Bank, N.A. and Finova Capital Corporation.

The Company intends to focus primarily on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with Mr. Farrell's extensive business experience in negotiating and financing acquisition opportunities, offer it an opportunity for growth. The Company intends to enhance these existing golf facilities by adding amenities and improving management and operating systems. The Company also will develop new golf recreational facilities, and may acquire other golf related businesses. The Company intends that its facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play. The Company intends that its facilities will be user-friendly for all levels of golfer and will appeal to the entire family. Each driving range will, generally, permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full line pro-shop, a snack bar, a miniature golf course(s) and batting cages. Where feasible, the Company intends that the facilities will include par-3 or executive-length (shorter than a regulation-length) golf courses. The Company's revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro-shop, fees for instructional programs and from food and beverage sales. The Company will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. The Company may also seek long-term management contracts to operate golf courses and golf related facilities.










































ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Form 8-K dated September 14, 1998 regarding the resignation of KPMG Peat Marwick LLP as the Company's principal accountants.


                                 PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages and respective positions of the Executive Officers and Directors of the Company are as follows:

Name                     Age       Position

Ronald G. Farrell         55       Chairman of the Board and Chief
                                   Executive Officer

Michael F. Daniels        50       President

William J. Vargas         39       Vice President - Finance, Chief
                                   Financial Officer, Treasurer and
                                   Secretary

Larry M. Segall           44       Director

L. Derrick Ashcroft       70       Director

Richard D. Falcone        45       Director


RONALD G. FARRELL has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1998. Mr. Farrell is the founder, Chairman and President of R. G. Farrell, Inc. and RGF Investments, Inc., both founded in 1985. These companies are wholly-owned by Mr. Farrell and are engaged in financial consulting in connection with private placements, public offerings, venture capital transactions, and leveraged buyout and rollup transactions.

MICHAEL F. DANIELS has served as President of the Company since April 1994 and as Chairman of the Board of Directors and Chief Executive Officer from April of 1994 to November of 1998. He has been a Director of the Company since 1983. He served as Chief Operating Officer from March of 1993 to April of 1994 and as Senior Vice President - Marketing for more than five years prior thereto.

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

LARRY M. SEGALL has served as a Director of the Company since November of 1989. Mr. Segall is currently the Chief Financial Officer of Vitamin Shoppe Industries, Inc. From 1985 through October 1997, Mr. Segall held various management positions with Tiffany & Co., most recently as its Senior Vice President - Merchandising, Planning and Analysis.

L. DERRICK ASHCROFT has served as a Director of the Company since August of 1994. From 1988 to 1995 he was Chairman of the Board of Cardiopet, Inc., an animal diagnostic firm. Mr. Ashcroft is a graduate of Oxford
University, England.

RICHARD D. FALCONE has served as a Director of the Company since July 1998. Mr. Falcone is currently Vice President and Chief Financial Officer of DataStudy, Inc. From January 1997 through December 1998 he was Vice President and Chief Operating Officer of Netgrocer, Inc. and from September 1994 through January 1996 he was Vice President and Chief Operating Officer of National Merchants Management Company. Prior to that he was the Chief Financial Officer for Bed, Bath & Beyond, Inc. since 1990.

Officers serve at the discretion of the Board of Directors. All Directors hold office for one year terms and until the election and qualification of their successors. The Company has a Key Employee Stock Option Committee and an Audit Committee, each consisting of Messrs. Segall and Ashcroft. The Board of Directors did not have a standing nomination committee or committee performing similar functions during the year ended December 31, 1998.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and ten percent shareholders are required by regulation to furnish the Company with all Section 16(a) forms they file. Based solely on the Company's copies of such forms received or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that, during the time period from January 1, 1998 through December 31, 1998, all filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation paid and/or accrued to each of the Company's executive officers for services rendered in all capacities to the Company during the three years ended December 31, 1998. No other executive officer received annual compensation in excess of $100,000 in any of the three fiscal years ended December 31, 1998. This information includes the dollar value of base salaries, bonuses, awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

(a)  Summary Compensation Table

                                          Annual Compensation
                                 -------------------------------------
                                                          Other Annual
Name of Individual and   Fiscal    Salary    Bonus        Compensation
  Principal Position      Year      ($)       ($)             ($)
----------------------   ------  --------   --------      ------------
Ronald G. Farrell         1998       -         -              -
Chairman & CEO

Michael F. Daniels        1998   $326,385      -          $ 34,573 (2)
President (1)             1997    336,519      -           181,653 (2)
                          1996    273,077      -           258,619 (2)

William J. Vargas         1998    123,417      -              -
CFO & Secretary           1997    128,871      -              -
                          1996    115,341      -              -


(a)  Summary Compensation Table (cont'd)


                                  Long Term Compensation
                                 ------------------------
                                         Awards
                                 ------------------------
                                             Securities
                                 Restricted  Underlying      All Other
Name of Individual and   Fiscal    Stock     Options/SARs      Annual
  Principal Position      Year    Awards($)      (#)        Compensation
----------------------   ------  ----------  ------------   ------------
Ronald G. Farrell         1998       -           -               -
Chairman & CEO

Michael F. Daniels        1998       -        200,000 (4)      2,500 (3)
President (1)             1997       -           -    (4)      4,750 (3)
                          1996       -         62,500 (4)      4,750 (3)

William J. Vargas         1998       -         77,500 (4)      1,825 (3)
CFO & Secretary           1997       -           -    (4)      4,750 (3)
                          1996       -         17,500 (4)      1,900 (3)


(1) Michael F. Daniels served as the Company's Chairman & CEO during the period January 1, 1996 through November 20, 1998.

(2) Consists of commission income based upon realization of excess residual values related to leases entered into prior to May 15, 1993.

(3)  Represents Company matching contribution to 401(k) Profit Sharing
     Plan.

(4) In January of 1997, August of 1997 and January of 1998, Messrs. Daniels and Vargas were granted stock options to purchase an aggregate of 404,000 shares and 163,750 shares, respectively. On December 8, 1997, Messrs. Daniels and Vargas voluntarily rescinded their respective 1997 option grants, together with all grants received prior thereto, with the exception of 14,531 stock options received by Mr. Daniels during 1993. In October 1998, Messrs. Daniels and Vargas voluntarily rescinded their respective 1998 option grants, to the extent that they had not been exercised, except for 2,500 stock options received by Mr. Vargas. Messrs. Daniels and Vargas received no compensation for such rescissions. All share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split that was effective September 15, 1998.



(b)  Option/SAR Grants in Last Fiscal Year


             Number of       Percent of
             Securities      Total
             Underlying      Options/SAR's    Exercise
             Options/SAR's   Granted to       or Base       Expiration
Name         Granted (#)     In Fiscal Year   Price($/Sh)   Date
-----------  -------------   --------------   -----------   ----------
Ronald G.
  Farrell          -                -               -           -

Michael F.
  Daniels       200,000 (1)         40.7%           $0.10       1/30/03

William J.
  Vargas         77,500 (1)         15.8%           $0.10       1/30/03


(1) In October 1998, Messrs. Daniels and Vargas voluntarily rescinded any stock option grants made in 1998, to the extent that they had not been exercised, with the exception of 2,500 stock option grants made to Mr. Vargas.

(c) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values



                                       Number of       Value of
                                       Securities      Unexercised
                                       Underlying      In-The-Money
                                       Options/SAR's   Options/SAR's
                                       At Fiscal       At Fiscal
              Shares                   Year End (#)    Year End ($)
              Acquired      Value      Exercisable/    Exercisable/
Name          On Exercise   Realized   Unexercisable   Unexercisable
-----------   -----------   --------   -------------   -------------
Ronald G.
  Farrell         N/A          N/A          N/A              N/A

Michael F.
  Daniels        100,000    $53,000     14,531/---       $5,340/---

William J.
  Vargas          35,000    $18,550      2,500/---       $1,469/---
    $0.00


The last sales price for the Company's Common Stock on the Nasdaq SmallCap Market on December 31, 1998 was $0.6875.

(d)  Directors Compensation

Each non-employee director of the Company is paid $1,000 per month. In addition, each director is entitled to participate in the Company's stock option plans. The Company does not pay its directors any additional fees for committee participation.


(e)  Employment Contracts

Ronald G. Farrell serves as the Company's Chief Executive Officer under an employment agreement effective January 1, 1999 through December 31, 2003. Mr. Farrell's annual base salary under such agreement is $240,000 for the period January 1, 1999 through December 31, 2000, and increases by 10% per year thereafter. In addition, Mr. Farrell is eligible to receive an annual bonus equal to five percent (5%) of the Company's operating income for the year. Such bonus may not exceed Mr. Farrell's base salary for such respective fiscal year. Pursuant to such employment agreement, if Mr. Farrell should die during the term thereof, a death benefit equal to the portion, if any, of his base salary for the period up to the date of death which remains unpaid and eighteen months salary ($360,000, at his current base salary) shall be paid to his estate.

Michael F. Daniels serves as the Company's President under an employment agreement dated October 1, 1998 and expiring September 30, 2001. Mr. Daniels' compensation under such agreement is $350,000 per annum and he is eligible for a bonus based on company performance. Pursuant to Mr. Daniels' employment contract, if Mr. Daniels should die during the term thereof, a death benefit equal to six months salary ($175,000) shall be paid to his estate.

William J. Vargas serves as the Company's Chief Financial Officer, Treasurer and Secretary under an employment agreement dated July 1, 1995 and expiring June 30, 2000. Mr. Vargas' compensation under such agreement is $135,000 per annum.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 28, 1999, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of
1934) of shares (the "Common Stock") of common stock, $0.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company,
(iii) each executive officer of the Company named in the Summary Compensation Table and (iv) all executive officers and Directors as a group:


                            Amount and Nature
Name and Address of         of Beneficial Own-     Percentage of
Beneficial Owner (1)        ership (2)             Class (3)
----------------------      ------------------     -------------
LEC Acquisition LLC                236,099 (4)             16.7%

Ronald G. Farrell                        0                  0.0%

Michael F. Daniels                 221,850 (5)             15.7%

William J. Vargas                   46,500 (6)              3.3%

Larry M. Segall                     58,844 (7)              4.2%

L. Derrick Ashcroft                 38,650 (8)              2.7%

Richard D. Falcone                  13,500 (9)              1.0%

All Directors and
Executive Officers
as a Group (6 persons)             379,344                 26.9%


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

<F3> Based on 1,410,356 shares of common stock outstanding as of January
     28, 1999.

<F4> Does not include 4,763,901 shares issuable to holders of 6%
     Convertible Debentures upon conversion. Mr. Farrell, as the managing partner of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of common stock at such time as the LLC distributes shares of common stock to its members.

<F5> Includes options to purchase 14,531 shares of common stock granted to
     Mr. Daniels which are currently exercisable.

<F6> Includes options to purchase 2,500 shares of common stock granted to
     Mr. Vargas which are currently exercisable.

<F7> Includes options to purchase 5,000 shares of common stock granted to
     Mr. Segall which are currently exercisable.

<F8> Includes options to purchase 5,000 shares of common stock granted to
     Mr. Ashcroft which are currently exercisable.

<F9> Includes options to purchase 10,000 shares of common stock granted to
     Mr. falcone which are currently exercisable.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Segall, a director of the Company, is currently the Chief Financial Officer of Vitamin Shoppe Industries, Inc. and was formerly an officer of Tiffany & Co., two of the Company's customers. Mr. Falcone, a director of the Company, was formerly the Chief Operating Officer of Netgrocer, Inc., one of the Company's customers. Neither Mr. Segall nor Mr. Falcone receive any cash or other remuneration from the Company other than their fees for as directors and participation in the Company's stock option plans. The Company believes that the terms of its lease arrangements with Vitamin Shoppe Industries, Inc., Tiffany & Co. and Netgrocer, Inc. are fair and have been reached on an arms-length basis.

During the year ended December 31, 1998, the Compensation Committee of the Board of Directors authorized Mr. Michael F. Daniels, the Company's President and then Chief Executive Officer, to borrow from the Company a maximum of $250,000. All such borrowings are evidenced by notes and require the repayment of interest only at 8% for two years and the repayment of both interest and principal for three years thereafter. At December 31, 1998, Mr. Daniels was indebted to the Company in the amount of $225,593.


ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
(b)  Reports on Form 8-K:

     Form 8-K dated November 20, 1998 regarding the appointment of Ronald
     G. Farrell as the Company's Chairman and Chief Executive Officer and the resignation of Michael F. Daniels from such positions.


(a)       Exhibits


Exhibit
Number                             Description
  3.1          Certificate of Incorporation.*
  3.2          Certificate of Amendment of Certificate of Incorporation,
               dated June 23, 1995.**
  3.3          Certificate of Amendment of Certificate of Incorporation,
               dated March 20, 1997.******
  3.4          By laws.*
  4.1          Specimen Common Stock Certificate.*
  4.2          Specimen Series A Convertible Preferred Stock Certificate.*
  4.3          Specimen Warrant Certificate.*
  4.4          Certificate of Designation of Series A Convertible Preferred
               Stock.*
  4.5          Form of Representative's Warrants.*
  4.6          Form of Class C Common Stock Purchase Warrant.*****
  4.7          Form of Class D Common Stock Purchase Warrant.*****
  4.8          Amended and Restated Warrant Agency Agreement Dated as of
               March 3, 1998, between the Company and American Stock
               Transfer and Trust Company, as Warrant Agent.*****
 10.1          Standard Office Lease - Gross dated April 7, 1995 between
               the Company and Jack Cason (relating to office space in
               Clark County, Nevada).**
 10.2          1991 Directors' Stock Option Plan.*
 10.3          1991 Key Employees' Stock Option Plan.*
 10.4          1993 Directors' Stock Option Plan.*
 10.5          1993 Key Employees' Stock Option Plan.*
 10.6          1994 Stock Option Plan.****
 10.7          1996 Stock Option Plan.*****
 10.8          1997 Stock Option Plan.******
 10.9          Form of 1996 Non-Plan Director Stock Option Agreement.******
 10.10         Indemnification Agreement dated as of September 5, 1990
               between the Company and Michael F. Daniels.*
 10.11         Loan Agreement with Bank of America dated July 11, 1995.***
 10.12         Amendment No. 1 to Loan Agreement with Bank of America.***
 10.13         Amendment No. 2 to Loan Agreement with Bank of America.***
 10.14         Amendment No. 3 to Loan Agreement with Bank of America.***
 10.15         Amended and Restated Business Loan Agreement with Bank of
               America dated February 28, 1997.
 10.16         Bank of America Loan Modification Agreement dated July 24,
               1997.
 10.17         Second Bank of America Loan Modification Agreement dated
               February 5, 1998.
 10.18         Merrill Lynch Line of Credit Agreement.***
 10.19         Amendment No. 1 to Merrill Lynch Line of Credit Agree-
               meant.***
 10.20         Amendment No. 2 to Merrill Lynch Line of Credit Agree-
               meant.***
 10.21         Letter Agreement and Collateral Installment Note dated as of
               October 8, 1997 with Merrill Lynch Business Financial
               Services, Inc.
 10.22         Letter Agreement between the Registrant and Excel Bank, N.A.
               (formerly Union Chelsea National Bank) dated November 27,
               1995.***
 10.23         Revolving Credit Agreement with Excel Bank, N.A. dated as
               March 8, 1998.
 21            List of Subsidiaries.
 27            Financial Data Schedule.

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

                                        GOLF ENTERTAINMENT, INC.


Date:  April xx, 1999              By:  /s/ Ronald G. Farrell
                                        Ronald G. Farrell, Chief
                                        Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  April xx, 1999              By:  /s/ Ronald G. Farrell
                                        Chief Executive Officer and
                                        Director
                                        (Principal Executive Officer)


Date:  April xx, 1999              By:  /s/ William J. Vargas
                                        William J. Vargas, V.P.
                                        Finance (Principal Financial and
                                        Accounting Officer)


Date:  April xx, 1999              By:  /s/ Michael F. Daniels
                                        Michael F. Daniels, Director


Date:  April xx, 1999              By:  /s/ Larry M. Segall
                                        Larry M. Segall, Director


Date:  April xx, 1999              By:  /s/ L. Derrick Ashcroft
                                        L. Derrick Ashcroft, Director


Date:  April xx, 1999              By:  /s/ Richard D. Falcone
                                        Richard D. Falcone, Director