Form 10-Q
period 1999-03-31
GOLF ENTERTAINMENT INC
filed 1999-05-20
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    MARCH 31, 1999 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

Commission File No. 0-18303
-----------------------------------------------------------------

                    GOLF ENTERTAINMENT, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
April 30, 1999:  1,715,492 common shares.


































                LEC TECHNOLOGIES, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                                                                  PAGE
                                                                 ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 1999
            (Unaudited) and December 31, 1998                     3

          Consolidated Statements of Operations -
            for the three months ended
            March 31, 1999 and 1998  (Unaudited)                  5

          Consolidated Statements of Cash Flows -
            for the three months ended March 31, 1999
            and 1998 (Unaudited)                                  6

          Notes to Consolidated Financial Statements
            (Unaudited)                                           8


     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     11


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                  16
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                   16
     Item 5.  Other Information.                                 16
     Item 6.  Exhibits and Reports on Form 8-K                   16

                 (a)   Exhibits
                 (b)   Reports on Form 8-K












PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                         March 31,     December 31,
                                            1999           1998
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   177,205    $   391,705
  Receivables - net of allowance
    for doubtful accounts of $304,367
    at March 31, 1999 and December 31,
    31, 1998, respectively                  975,887      2,577,260
  Notes receivable - employees              165,862        143,376
  Inventory, net of reserve for
    obsolescence of $940,533 and
    $1,086,608 at March 31, 1999 and
    December 31, 1998, respectively       1,495,987      1,862,981
  Investment in leased assets:
    Operating leases, net                11,469,956     11,787,960
    Sales-type and direct financing       8,417,034      8,454,844
  Furniture and equipment - net of
    accumulated depreciation of
    $454,430 and $425,465 at March 31,
    1999 and December 31, 1998,
    respectively                            523,741        552,706
  Other assets                              557,177        610,335
                                         ----------     ----------
TOTAL ASSETS                            $23,782,849    $26,381,167
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (continued)












               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                         March 31,     December 31,
                                            1999           1998
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 2,535,584    $ 3,611,164
  Accrued liabilities                       471,751        745,418
  Notes payable and lines of credit       3,802,205      4,016,584
  Nonrecourse and recourse discounted
    lease rentals                        14,766,583     15,450,421
  Other liabilities                          93,228        105,198
                                         ----------     ----------
    TOTAL LIABILITIES                    21,669,351     23,928,785
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    1,715,492 and 1,410,393 shares issued
    and outstanding at March 31, 1999
    and December 31, 1998, respectively      17,155         14,104
  Additional paid-in capital             10,462,164     10,354,985
  Accumulated deficit                    (8,368,111)    (7,918,997)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            2,113,498      2,452,382
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $23,782,849    $26,381,167
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.









               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                              Three Months Ended
                                            ----------------------
                                            March 31,   March 31,
                                              1999        1998
                                            ----------  ----------
Revenues:
  Operating leases                          $1,493,704  $2,109,560
  Sales-type leases                               -        344,472
  Finance income                               255,330     177,541
  Direct sales                                 130,717     830,930
                                             ---------   ---------
Total revenues from
  leasing operations                         1,879,751   3,462,503
Distribution sales                           1,266,655   4,703,768
Other                                             -          1,345
                                             ---------   ---------
Total revenues                               3,146,406   8,167,616
                                             ---------   ---------
Costs and expenses:
  Operating leases                             584,788   1,120,987
  Sales-type leases                               -        278,935
  Interest expense                             331,843     334,727
  Direct sales                                 115,311     968,368
                                             ---------   ---------
Total costs from
  leasing operations                         1,031,942   2,703,017
Distribution cost of
  sales                                      1,313,640   3,978,124
Selling, general and
  administrative expenses                    1,123,985   1,221,450
Interest expense                               125,953     181,570
                                             ---------   ---------
Total costs and expenses                     3,595,520   8,084,161
                                             ---------   ---------
Net income                                  $( 449,114) $   83,455
                                             =========   =========
Earnings per common share                   $    (0.28) $     0.01
                                             =========   =========
Earnings per common share
  assuming dilution                         $    (0.28) $     0.01
                                             =========   =========


The accompanying notes are integral part of these consolidated financial statements.


               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Three Months Ended
                                        --------------------------
                                         March 31,     March 31,
                                            1999          1998
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income(loss)                    $   (449,114)  $    83,455
    Adjustments to reconcile net
      income to cash provided
      by operating activities:
        Depreciation and amortization        650,270     1,152,902
        Stock compensation expense            37,500          -
        Change in assets and liabilities
          due to operating activities:
          Decrease in accounts
            receivable                     1,601,373       231,849
          Decrease in inventory              638,054       398,523
          Decrease in accounts
            payable                         (552,695)     (869,723)
          (Decrease) increase in
            accrued liabilities             (273,667)      103,188
          All other operating activities       4,670      (171,812)
                                         -----------    ----------
    Total adjustments                      2,105,505       844,927
                                         -----------    ----------
  Net cash provided by operating
    activities                             1,656,391       928,382
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                    7,530     1,078,443
  Purchases of inventory for lease          (525,374)     (948,509)
  Purchases of furniture and equipment          -          (43,267)
  (Increase) decrease in notes receivable    (22,486)      (11,184)
  Additions to net investment in
    sales-type and direct financing leases  (841,964)     (864,817)
  Sales-type and direct financing
    lease rentals received                   859,774       724,927
                                         -----------    ----------
  Net cash used in investing activities     (522,520)      (64,407)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)


               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                           Three Months Ended
                                        --------------------------
                                         March 31,     March 31,
                                            1999          1998
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals      1,459,552     1,709,026
  Payments on nonrecourse and recourse
    discounted lease rentals              (2,143,390)   (2,362,931)
  Proceeds from notes payable                 79,176       513,307
  Payments on notes payable                 (816,439)     (231,677)
  Sale of common stock                        72,730          -
  Purchase of treasury stock                    -          (66,455)
  Preferred stock dividends paid                -          (57,254)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                  (1,348,371)     (495,984)
                                         -----------    ----------
Net increase (decrease) in cash             (214,500)      367,991
Cash at beginning of period                  391,705       208,639
                                         -----------    ----------
Cash at end of period                   $    177,205   $   576,630
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $    457,796   $   479,187
                                         ===========    ==========
    Income taxes                        $       -      $    16,850
                                         ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.












               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Golf Entertainment, Inc. (formerly known as LEC Technologies, Inc.) and its wholly owned subsidiaries (LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc. and TJ Computer Services, Inc.)(collectively the "Company" or "Golf"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current period presentation.

Nature of Operations: Golf Entertainment, Inc. is currently a technology services company, providing solutions that help organizations reduce technology cost and risk. The Company is primarily engaged in the buying, selling, and leasing of data processing and other high technology equipment and related services.

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

Basis of Presentation: In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The operating results and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.




Note 2.  Earnings Per Share

Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share". The following earnings per share ("EPS") amounts reflect EPS as computed under SFAS No. 128 (all share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998):

                                      March 31,      March 31,
                                        1999           1998
                                     ----------     ----------
Shares outstanding at
  beginning of period                 1,410,393      1,197,267
Sale of common stock                    155,984           -
Issuance of common stock for
  services                               31,111           -
Purchase of treasury stock                 -           (11,214)
                                      ---------      ---------
Weighted average common shares
  outstanding                         1,597,488      1,186,053
                                      =========      =========

Net income (loss)                    $ (449,114)    $   83,455
Preferred stock dividends                  -           (57,254)
                                      ---------      ---------
Net earnings available to
  common shareholders                $ (449,114)    $   26,201
                                      =========      =========

Earnings (loss) per common share     $    (0.28)    $     0.02
                                      =========      =========

Weighted average common shares
  outstanding                         1,597,488      1,186,053
Effect of common shares
  issuable upon exercise of
  dilutive stock options                   -            59,959
                                      ---------      ---------
Weighted average common shares
  outstanding assuming dilution       1,597,488      1,246,012
                                      =========      =========

Earnings (loss) per common
  share assuming dilution            $    (0.28)    $     0.02
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

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National
Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Borrowings under the Equity Line are secured by the Company's residual interest in the equipment under lease and are guaranteed by the Company. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at March 31, 1999 was $121,020. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $849,776 and $65,344, respectively, at March 31, 1999. At March 31, 1999, the Company had outstanding term notes and available credit under the Equity Line of $1,453,471 and $131,409, respectively.

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

The Finova Term Loan requires monthly principal payments of $25,000 plus interest at the prime rate plus 400 basis points from October 1, 1998 through September 1, 2001, at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to Bank of America National Trust and Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. At March 31, 1999, the amount outstanding under the Finova Term Loan was $1,373,279.

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova Revolver is secured by all of the personal property, both tangible and intangible, of ADI and LEC Leasing, Inc. and is guaranteed by the Company. At March 31, 1999, amounts outstanding under the Finova Revolver were $213,767 and the interest rate was 10.25%.

Restrictive covenants under the Finova Credit Facility include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtedness and creating additional liens on LEC Leasing, Inc.'s personal property; and limitations on unfinanced capital expenditures (as defined). The Company was not in compliance with these covenants at March 31, 1999.

Notes payable and lines of credit consist of the following at March 31, 1999 and December 31, 1998:

                                           March 31,   December 31,
                                             1999          1998
                                          -----------  -----------
Term loan with Finova Capital
Corporation, with interest at prime
plus 4.0 percent, payable in monthly
installments of $25,000 plus
interest, due September 1, 2001           $1,373,279   $1,425,000

Revolving line of credit agreement
with Finova Capital Corporation,
with floating interest rate of prime
plus 2.0 percent                             213,767      762,223

Term note with Merrill Lynch, due
June 1, 1999, with floating
interest rate, currently at 9.25
percent                                      186,464      216,464

Secured notes payable to Excel,
payable in installments through
November, 1999 with fixed interest
rates between 9.75 and 10.0 percent,
secured by leased equipment                1,453,471    1,479,072

Term note due Pinacor, Inc., non-
interest bearing, payable in monthly
installments of $20,000, due October
1, 1999                                      155,000         -

Term note due IBM Corporation, paya-
ble in monthly installments of $20,000
with interest at 8%, due August, 2000        307,884         -

Other                                        112,340      133,825
                                           ---------    ---------
                                          $3,802,205   $4,016,584
                                           =========    =========


NOTE 4:   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
          FINANCING ACTIVITIES

During the three months ended March 31, 1999, the Company issued
50,000 shares of common stock in exchange for services valued at $37,500. Also during such period, $522,884 in accounts payable obligations were converted into term notes.


Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION


Overview

     The Company was originally founded in 1980 under the name TJ Computer Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995, changed its name to Leasing Edge Corporation. In March, 1997, the Company's shareholders approved a change in the Company's name to LEC Technologies, Inc. In February 1999, the Company's shareholders approved a change in the Company's name to Golf Entertainment, Inc. Unless the context otherwise requires, the term the "Company" as used herein refers to Golf Entertainment, Inc. and its wholly-owned subsidiaries.

The Company's current services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three business groups are as follows:

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

     On April 23, 1999, the Company and LEC Technologies, Ltd. ("LEC Ltd."), a Nevada corporation whose sole shareholder is Michael F. Daniels, the former Chief Executive Officer and a then Director of the Company, entered into a Stock Purchase Agreement whereby LEC Ltd. would acquire all of the common stock of the Company's operating subsidiaries (LEC, SCS, PMCPI, ADI, LEC Distribution, Inc. and TJ Computer Services, Inc.) for an aggregate of $2,075,000. On May 4, 1999, Mr. Daniels advised the Company that he could not complete the transaction. The Company intends to continue to look for other buyers for its computer business operations.

     The Company intends to focus primarily on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with the extensive business experience of the Company's CEO, Ronald G. Farrell, in negotiating and financing acquisition opportunities, offer it an opportunity for growth. The Company intends to enhance these existing golf facilities by adding amenities and improving management and operating systems. The Company also will develop new golf recreational facilities, and may acquire other golf related businesses. The Company intends that its facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play. The Company intends that its facilities will be user-friendly for all levels of golfer and will appeal to the entire family. Each driving range will, generally, permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full-line pro-shop, a snack bar, a miniature golf course(s) and batting cages. Where feasible, the Company intends that the facilities will include par-3 or executive-length (shorter than regulation-length) golf courses. The Company's revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro-shop, fees for instructional programs and from food and beverage sales. The Company will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. The Company may also seek long-term management contracts to operate golf courses and golf related facilities.


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

     For a description of the Company's other accounting practices, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The following analysis of the Company's financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.


Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

Revenues

     Total revenues from leasing operations decreased 45.7% from $3,462,503 for the three months ended March 31, 1998 to $1,879,751 for the three months ended March 31, 1999, a decrease of $1,582,752. The decrease in revenues is primarily due to a decrease in revenue from the portfolio base of operating leases, a decrease in revenue from sales-type leases and a decrease in direct sales revenues partially offset by an increase in finance income.

     Revenue from the portfolio base of operating leases decreased 29.2% from $2,109,560 for the three months ended March 31, 1998 to $1,493,704 for the three months ended March 31, 1999, a decrease of $615,856. This decrease in operating lease revenue is primarily due to the combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer in the first half of fiscal 1998. The accounting classification of a lease transaction is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than ten percent of equipment cost, the lease classification will most likely be direct financing). Revenue from leases classified as sales-type leases decreased 100.0% from $344,472 for the first quarter of 1998 to zero for the first quarter of 1999. This decrease resulted from the Company not entering into any renewal/upgrade transactions with its customers during the current period. Revenue from direct sales of off-lease equipment decreased 84.3%, from $830,930 for the three months ended March 31, 1998 to $130,717 for the three months ended March 31, 1999, a decrease of $700,213. This decrease in sales of off-lease equipment is directly related to a decrease in the volume of leases coming to the end of their initial terms between periods. Since a majority of the Company's leases are written for a 36-month term, the volume of lease terminations in a period is directly related to the volume of new leases written during the comparable period three years prior.

     Distribution sales decreased 73.1% from $4,703,768 for the first quarter of 1998 to $1,879,751 for the 1999 period due primarily to a reduction in distribution sales of the Company's three distribution subsidiaries and a realignment of the Company's business.

Costs and Expenses

     Total costs from leasing operations decreased 61.8% from $2,703,017 for the first quarter of 1998 to $1,031,942 for the comparable 1999 quarter, a decrease of $1,671,075. The decrease in total costs from leasing operations is due primarily to a decrease in operating lease depreciation, a decrease in costs associated with sales-type leases and a decrease in direct sales costs. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased $88,323, or 11.6%. Gross margin from leasing operations (gross profit from leasing operations as a percentage of total revenues from leasing operations) increased to 45.1% from 21.9%.

     Leasing costs associated with the portfolio base of operating leases decreased 47.8% from $1,120,987 for the three months ended March 31, 1998 to $584,788 for the three months ended March 31, 1999, a decrease of $536,199. Gross profit on operating leases decreased by $79,657 due primarily to the expiration of certain month-to-month leases. Such leases generally have a higher profit margin than other operating leases since the equipment has often already been depreciated to zero.

     Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buyout options treated as sales) decreased 88.1% from $968,368 to $115,311, a decrease of $853,057 and decreased as a percentage of the related revenue to 88.2% from 116.5%. The decrease in the cost to revenue percentage is due to residual value realization more closely matching stated values in 1999 as compared to 1998.

     Distribution cost of sales decreased 67.0% from $3,978,124 for the quarter ended March 31, 1998 to $1,313,640 for the quarter ended March 31, 1999, a decrease of $2,664,484.

     Selling, general and administrative expenses decreased $97,465 in the 1999 period compared to the prior year period due primarily to decreased staffing levels.

     Interest expense on non-lease related indebtedness decreased
$55,617, or 30.6% due to lower average debt levels and interest rates.

     The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At March 31, 1999, the Company had unexpired net operating loss carryforwards of approximately $5,700,000 which can be utilized to offset future taxable income, if any.

Net Earnings

     As a result of the foregoing, the Company recorded a net loss of $449,114 during the quarter ended March 31, 1999 as compared to net income of $83,455 in 1998.


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

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National
Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Borrowings under the Equity Line are secured by the Company's residual interest in the equipment under lease and are guaranteed by the Company. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at March 31, 1999 was $121,020. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $849,776 and $65,344, respectively, at March 31, 1999. At March 31, 1999, the Company had outstanding term notes and available credit under the Equity Line of $1,453,471 and $131,409, respectively.

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

The Finova Term Loan requires monthly principal payments of $25,000 plus interest at the prime rate plus 400 basis points from October 1, 1998 through September 1, 2001, at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to bank of America National trust and Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. At March 31, 1999, the amount outstanding under the Finova Term Loan was $1,373,279.

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova Revolver is secured by all of the personal property, both tangible and intangible, of ADI and LEC Leasing, Inc. and is guaranteed by the Company. At March 31, 1999, amounts outstanding under the Finova Revolver were $213,767 and the interest rate was 10.25%.

Restrictive covenants under the Finova Credit Facility include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtedness and creating additional liens on LEC Leasing, Inc.'s personal property; and limitations on unfinanced capital expenditures (as defined). The Company was not in compliance with these covenants at March 31, 1999.

Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1999, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At March 31, 1999, the Company had approximately $308,614 in cash and availability under the Excel Equity Line.

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

The Company intends to continue to retain residual ownership of all the equipment it leases. As of March 31, 1999, the Company had a total net investment in lease transactions of $19.9 million compared to $20.2 million as of December 31, 1998. The estimated residual value of the Company's portfolio of leases expiring between April 1, 1999 and December 31, 2003 totals $6,763,560, although there can be no assurance that the Company will be able to realize such residual value in the future. As of March 31, 1999, the estimated residual value of the Company's portfolio of leases by year of lease termination was as follows:


     Year ending December 31,
             1999                      $ 1,433,560
             2000                        3,207,700
             2001                        1,903,300
             2002                          188,000
             2003                           11,000

               Total                   $ 6,763,560


Leased equipment expenditures of $1,367,338 for the quarter ended
March 31, 1999 were financed through the discounting of $1,459,552 of noncancelable lease rentals to various financial institutions.

     The Company believes that inflation has not been a significant factor in its business.

     Based on the Company's anticipated residual value realization, management believes that the Company will have adequate capital resources to continue its operations for at least the next twelve months. Management further believes that the Company's existing credit lines will be renewed as they come due.

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

Subsequent Event

There had been extended negotiations between the Company and LEC Technologies, Ltd., a Nevada corporation whose sole shareholder is Michael F. Daniels, the former Chairman and Chief Executive Officer and a then Director of the Company, regarding a Stock Purchase Agreement whereby Mr. Daniels would purchase the common stock of each of the Company's operating subsidiaries for an aggregate of $2,075,000. On May 4, 1999, Mr. Daniels advised the Company that he could not complete the transaction. The Company intends to continue to look for other buyers for its computer business operations.

     The Company intends to focus primarily on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with the extensive business experience of the Company's CEO, Ronald G. Farrell, in negotiating and financing acquisition opportunities, offer it an opportunity for growth. The Company intends to enhance these existing golf facilities by adding amenities and improving management and operating systems. The Company also will develop new golf recreational facilities, and may acquire other golf related businesses. The Company intends that its facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play. The Company intends that its facilities will be user-friendly for all levels of golfer and will appeal to the entire family. Each driving range will, generally, permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full-line pro-shop, a snack bar, a miniature golf course(s) and batting cages. Where feasible, the Company intends that the facilities will include par-3 or executive-length (shorter than regulation-length) golf courses. The Company's revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro-shop, fees for instructional programs and from food and beverage sales. The Company will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. The Company may also seek long-term management contracts to operate golf courses and golf related facilities.

On May 5, 1999, Mr. Daniels' employment with the Company and its subsidiaries was terminated and on May 12, 1999, Mr. Daniels resigned as a Director of the Company.


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


PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.


In 1996, the Company acquired all of the outstanding common stock of Superior Computer Services, Inc. ("SCS") for 59,927 shares of the Company's common stock, valued at $400,000, and two $100,000 non-interest bearing notes. Pursuant to the terms of the related Stock Acquisition Agreement, the Company agreed to recompute the portion of the purchase price represented by the Company's common stock based on the average of the stock's closing price for the five consecutive trading days ended December 1, 1998. If such "Recomputed Value", as defined, was less than $400,000, the Company agreed to either (i) issue to the sellers additional shares of common stock such that the aggregate value of the total shares issued equaled $400,000 or (ii) pay the sellers an equivalent amount of cash. Due to significant operating losses at SCS, the Company has refused to issue such additional shares or cash. As a result, the two former shareholders of SCS have filed separate lawsuits against the Company seeking the Company's performance under the Stock Acquisition Agreement. The Company, in turn, has countersued the former shareholders, asserting breach of fiduciary duty, breach of contract, fraud and fraudulent inducement. Due to the uncertainty of the ultimate resolution of this matter, the consolidated financial statements as of March 31, 1999 do not reflect any provision for this litigation. In the event that the Company is unsuccessful in its defense and counterclaim, the Company's approximate financial exposure, excluding attorney's fees and costs, is $356,000.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     On February 17, 1999, the Company's shareholders approved the issuance of 4,763,901 of the Company's common stock upon the conversion of the Company's 6% Convertible Debentures. Also on such date, the Company's shareholders approved a change in the Company's name to Golf Entertainment, Inc.

     ITEM 5.  Other Matters.

     On March 26, 1999 Michael F. Daniels resigned as President of Golf Entertainment, Inc.

     ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLF ENTERTAINMENT, INC.
                                   (Registrant)


Date:     May 18, 1999             /s/ Ronald G. Farrell
                                   Ronald G. Farrell, Chief
                                   Executive Officer
                                   (Principal Executive Officer)

Date:     May 18, 1999             /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)