Form 10-Q
period 1999-06-30
GOLF ENTERTAINMENT INC
filed 1999-08-19
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    JUNE 30, 1999 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

Commission File No. 0-18303
-----------------------------------------------------------------

                    GOLF ENTERTAINMENT, INC.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

     Delaware                                No. 11-2990598
--------------------------------------    -----------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification No.)

2500 Northwinds Parkway
300 Northwinds Center - Suite 175
Alpharetta, GA                                   30004
--------------------------------------------   ------------------
(Address of principal executive offices)        (Zip Code)

     (770) 667-9890
--------------------------------------------------
(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
July 31, 1999:  2,641,492 common shares.
































                  GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                                                                 PAGE
                                                                ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 1999
               (Unaudited) and December  31, 1998                 3

          Consolidated Statements of Operations -
               for the three and six months ended
               June 30, 1999 and 1998 (Unaudited)                 5

          Consolidated Statements of Cash Flows -
               for the six months ended
               June 30, 1999 and 1998 (Unaudited)                 6

          Notes to Consolidated Financial Statements
               (Unaudited)                                        8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                     11

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                 16
     Item 2.   Submission of Matters to a Vote of
               Security Holders                                  16
     Item 5.   Other Information                                 16
     Item 6.   Exhibits and Reports on Form 8-K                  16
               (a)   Exhibits
               (b)   Reports on Form 8-K















PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1999           1998
                                        (Unaudited)      (Audited)
                                        -----------    ------------
ASSETS:
  Cash                                  $   246,615    $   391,705
  Receivables - net of allowance
    for doubtful accounts of $304,367
    at June 30, 1999 and December 31,
    1998, respectively                      584,625      2,577,260
  Notes receivable - employees                 -           143,376
  Notes and accounts receivable - other     249,833           -
  Inventory, net of reserve for
    obsolescence of $940,868 and
    $1,086,608 at June 30, 1999 and
    December 31, 1998, respectively       1,574,916      1,862,981
  Leased assets:
    Operating leases, net                10,492,615     11,787,960
    Sales-type and direct
      financing leases                    7,968,162      8,454,844
  Furniture and equipment - net of
    accumulated depreciation of
    $481,832 and $425,465                   911,510        552,706
  Other assets                              412,288        610,335
                                         ----------     ----------
TOTAL ASSETS                            $22,440,564    $26,381,167
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                       (continued)











               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                          June 30,     December 31,
                                            1999           1998
                                        (Unaudited)      (Audited)
                                        -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                      $ 2,612,963    $ 3,611,164
  Accrued liabilities                       430,654        745,418
  Notes payable and lines of credit       3,698,573      4,016,584
  Nonrecourse and recourse discounted
    lease rentals                        13,498,144     15,450,421
  Other liabilities                         123,506        105,198
                                         ----------     ----------
    TOTAL LIABILITIES                    20,363,840     23,928,785
                                         ----------     ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 229,016 shares outstanding        2,290          2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    2,641,492 and 1,410,393 shares issued
    and outstanding at June 30, 1999
    and December 31, 1998, respectively      26,415         14,104
  Additional paid-in capital             10,711,004     10,354,985
  Accumulated deficit                    (8,662,985)    (7,918,997)
                                         ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY            2,076,724      2,452,382
                                         ----------     ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $22,440,564    $26,381,167
                                         ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.









               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended        Six Months Ended
                         ----------------------   ----------------------
                          June 30,    June 30,     June 30,    June 30,
                            1999        1998         1999        1998
                         ----------  ----------   ----------  ----------
Revenues:
  Operating leases       $1,496,393  $1,588,014  $ 2,990,097 $3,697,574
  Sales-type leases         303,712     287,099      303,712    631,571
  Finance income            235,249     194,568      490,579    372,109
  Direct sales                4,600     112,163      135,317    943,093
                          ---------   ---------   ----------  ---------
Total revenues from
  leasing operations      2,039,954   2,181,844    3,919,705  5,644,347

Distribution sales           60,458   4,361,562    1,327,113  9,065,330
Golf operations             125,676        -         125,676       -
Other                        (1,555)      2,051       (1,555)     3,396
                          ---------   ---------   ----------  ---------
  Total revenues          2,224,533   6,545,457    5,370,939 14,713,073
                          ---------   ---------   ----------  ---------
Costs and expenses:
  Operating leases        1,014,912   1,127,729    1,599,700  2,248,716
  Sales-type leases         193,160     193,068      193,160    472,003
  Interest expense          294,734     329,770      626,577    664,497
  Direct sales               20,974     154,510      136,285  1,122,878
  Write down of inventory
     and residual values      -       1,109,294         -     1,109,294
                          ---------   ---------   ----------  ---------
Total costs from
  leasing operations      1,523,780   2,914,371    2,555,722  5,617,388

Distribution cost of
  sales                      (5,597)  3,567,763    1,308,043  7,545,887
Golf operations              22,069        -          22,069       -
Selling, general and
  administrative expenses   847,444   1,876,693    1,971,429  3,098,143
Interest expense            131,711     138,501      257,664    320,071
                          ---------   ---------   ----------  ---------
Total costs and expenses  2,519,407   8,497,328    6,114,927 16,581,489
                          ---------   ---------   ---------- ----------
Net loss                $(  294,874)$(1,951,871)  $(743,988)$(1,868,416)
                         ==========  ==========    ========  ==========


The accompanying notes are integral part of these consolidated financial statements.
                                                       (Continued)
               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                           Three Months Ended        Six Months Ended
                         ----------------------   ----------------------
                          June 30,    June 30,     June 30,    June 30,
                            1999        1998         1999        1998
                         ----------  ----------   ----------  ----------

Loss per common share    $   (0.17)  $    (1.66)  $   (0.45) $    (1.58)
                          ========    =========    ========   =========
Loss per common share
  assuming dilution      $   (0.17)  $    (1.66)  $   (0.45) $    (1.58)
                          ========    =========    ========   =========


The accompanying notes are integral part of these consolidated financial statements.

































               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            1999          1998
                                        ------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net loss                            $ (  743,988)  $(1,868,416)
    Adjustments to reconcile net
      loss to cash provided by
      operating activities:
        Depreciation and amortization      2,061,950     2,320,325
        Stock compensation expense            37,500          -
        Write down of inventory, residual
          values and other                      -        1,329,554
        Change in assets and liabilities
          due to operating activities:
          (Increase) decrease in accounts
            receivable                     1,992,635       (66,761)
          Decrease in inventory              603,286       103,958
          Increase (decrease) in
            accounts payable                (568,779)      608,894
          Increase (decrease) in accrued
            liabilities                     (314,764)      381,467
          All other operating activities       1,706      (314,134)
                                         -----------    ----------
    Total adjustments                      3,813,534     4,363,303
                                         -----------    ----------
  Net cash provided by operating
    activities                             3,069,546     2,494,887
                                         -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales, transfers and disposals of
    inventory and equipment                    7,530     1,318,409
  Purchases of inventory for lease          (856,176)   (2,404,708)
  Purchases of furniture and equipment          -         (185,877)
  Increase in notes receivable               (21,783)      (51,791)
  Additions to net investment in
    sales-type and direct finance leases  (1,353,470)   (2,078,026)
  Sales-type and direct financing
    lease rentals received                 1,771,569     1,507,434
                                         -----------    ----------
  Net cash used in investing activities   (  452,330)   (1,894,559)
                                         -----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.
                                                       (Continued)
               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                             Six Months Ended
                                        --------------------------
                                          June 30,      June 30,
                                            19998         19987
                                        ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and
    recourse discounted lease rentals    $ 2,616,604   $ 3,493,537
  Payments on nonrecourse and recourse
    discounted lease rentals              (4,568,881)   (4,312,865)
  Proceeds from notes payable                 79,176       829,048
  Payments on notes payable               (1,120,035)     (465,013)
  Sale of common stock                       230,830          -
  Purchase of treasury stock                    -          (66,455)
                                         -----------    ----------
  Net cash provided by (used in)
    financing activities                  (2,762,306)     (521,748)
                                         -----------    ----------
Net increase (decrease) in cash             (145,090)       78,580
Cash at beginning of period                  391,705       208,639
                                         -----------    ----------
Cash at end of period                   $    246,615   $   287,219
                                         ===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                            $    884,241   $   947,620
                                         ===========    ==========
    Income taxes                        $       -      $    19,790
                                         ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.











               GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Golf Entertainment, Inc. (formerly known as LEC Technologies, Inc.) and its wholly owned subsidiaries (LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc.; TJ Computer Services, Inc. and Traditions Golf
Club)(collectively the "Company" or "Golf"). All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current period presentation.

Nature of Operations:    Golf Entertainment, Inc. is currently
primarily a technology services company, providing solutions that help organizations reduce technology cost and risk. The Company is engaged in the buying, selling and leasing of data processing and other high technology equipment and related services. The Company is attempting to divest itself of its technology services businesses in order to focus its business on opportunities in the golf and leisure time industry.

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

Basis of Presentation:   In the opinion of the Company, the
accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999.
It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The operating results for the three and six months ended June 30, 1999 and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

Note 2.  Earnings Per Share

Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128 "Earnings Per Share". The following EPS amounts reflect EPS as computed under SFAS No. 128 (all share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998):


                                            Three Months Ended
                                         ------------------------
                                          June 30,      June 30,
                                            1999          1998
                                         ---------      ---------
Shares outstanding at
  beginning of period                    1,715,492      1,176,017
Effect of issuance of common
  stock for services                         2,967          -
Sale of common stock                        42,879          -
Acquisition of SCS                           2,308          -
                                         ---------      ---------
Weighted average common
  shares outstanding                     1,763,646      1,176,017
                                         =========      =========

Net loss                                $( 294,874)   $(1,951,871)
Preferred stock dividends                    -               -
                                         ---------     ----------
Net loss available to
  common shareholders                   $( 294,874)   $(1,951,871)
                                         =========     ==========

Loss per common share                   $    (0.17)   $     (1.66)
                                         =========     ==========

Loss per common share
  assuming dilution                     $    (0.17)   $     (1.66)
                                         =========     ==========


                                             Six Months Ended
                                         ------------------------
                                          June 30,      June 30,
                                            1999          1998
                                         ---------      ---------
Shares outstanding at
  beginning of period                    1,410,393      1,197,267
Effect of issuance of common
  stock for services                        16,962           -
Sale of common stock                       227,373           -
Acquisition of SCS                           1,160           -
Purchase of treasury stock                    -           (16,260)
                                         ---------      ---------
Weighted average common
  shares outstanding                     1,655,888      1,181,007
                                         =========      =========


Net income (loss)                      $(  743,988)   $(1,868,416)
Preferred stock dividends                    -               -
                                        ----------      ---------
Net earnings (loss) available to
  common shareholders                  $(  743,988)   $(1,868,416)
                                         =========      =========

Earnings (loss) per common share       $     (0.45)    $    (1.58)
                                         =========      =========

Earnings (loss) per common share
  assuming dilution                     $    (0.45)     $   (1.58)
                                         ==========     =========


Note 3.  Notes Payable and Revolving Lines of Credit

In November 1995, the Company entered into a letter agreement with Excel Bank N.A. (Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at June 30, 1999 was $96,729. In July 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $575,217 and $58,877, respectively, at June 30, 1999. At June 30, 1999, the Company had outstanding term notes and available credit under the Equity Line of $1,305,821 and $0, respectively. At June 30, 1999, the Company was in payment default of the Excel Line. Such default was subsequently cured in July 1999.

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

The Finova Term Loan requires monthly principal payments of $25,000 plus interest at the prime rate plus 400 basis points from October 1, 1998 through September 1, 2001, at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to Bank of America National Trust and Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. At June 30, 1999, the amount outstanding under the Finova Term Loan was $1,298,279.

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova Revolver is secured by all of the personal property, both tangible and intangible, of ADI and LEC Leasing, Inc. and is guaranteed by the Company. At June 30, 1999, amounts outstanding under the Finova Revolver were $150,135 and the interest rate was 10.25%.

Restrictive covenants under the Finova Credit Facility include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtedness and creating additional liens on LEC Leasing, Inc.'s personal property; and limitations on unfinanced capital expenditures (as defined). The Company was not in compliance with these covenants at June 30, 1999.

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1999. On February 9, 1999, the Company and Merrill Lynch entered into a letter agreement whereby the Merrill Note was amended to provide for lesser monthly principal payments such that the then outstanding principal and accrued interest balance of approximately $215,000 would be amortized to zero as of June 1, 1999. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI. At June 30, 1999, PMCPI was in payment default of the Merrill Note. As of August 17, 1999, such payment default had not been cured.

In March of 1999, LEC Leasing, Inc. and Pinacor, Inc. entered into an agreement whereby $175,000 of accounts payable obligations were converted into a non-interest bearing term note payable in monthly installments of $20,000. At June 30, 1999, LEC Leasing, Inc. was in payment default under the note agreement. As of August 17, 1999, such payment default had not been cured.

In March of 1999, LEC Leasing, Inc. and IBM Corporation entered into an agreement whereby $347,884 of accounts payable obligations were converted into an 8% term note payable in monthly installments of $20,000. At June 30, 1999, LEC Leasing, Inc. was in payment default under the note agreement. As of August 17, 1999, such payment default had not been cured.

Notes payable and lines of credit consist of the following at June 30, 1999 and December 31, 1998:

                                           June 30,    December 31,
                                             1999          1998
                                          -----------  -----------
Secured notes payable to Excel,
payable in installments through
April, 2002 with fixed interest
rates between 9.75 and 10.0 percent,
secured by leased equipment               $1,305,821   $1,479,072

Term loan with Finova Capital
Corporation, with interest at prime
plus 4.0 percent, payable in monthly
installments of $25,000 plus
interest, due September 1, 2001            1,298,279    1,425,000

Revolving line of credit agreement
with Finova Capital Corporation,
with floating interest rate of prime
plus 2.0 percent                             150,135      762,223

Term note with Merrill Lynch, due
June 1, 1999, with floating
interest rate, currently at 9.25
percent                                      186,464      216,464

Term note due Pinacor, Inc., non-
interest bearing, payable in monthly
installments of $20,000, due October
1, 1999                                      155,000         -

Term note due IBM Corporation, paya-
ble in monthly installments of $20,000
with interest at 8%, due August, 2000        307,884         -

Other                                        294,990      133,825
                                           ---------    ---------
                                          $3,698,573   $4,016,584
                                           =========    =========




NOTE 4:   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
          FINANCING ACTIVITIES

During the six months ended June 30, 1999, the Company issued 50,000 shares of common stock in exchange for services valued at $37,500; converted $522,884 in accounts payable obligations into term notes; issued 135,000 shares of restricted common stock to satisfy accounts payable obligations of $100,000; and assumed $454,073 in liabilities in exchange for $454,073 in assets to be used in connection with the operations of the Traditions Golf Club.



































Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company is continuing its efforts to divest itself of its technology services businesses and is focusing primarily on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with the extensive business experience of the Company's CEO, Ronald G. Farrell, in negotiating and financing acquisition opportunities, offer it an opportunity for growth. The Company intends to enhance these existing golf facilities by adding amenities and improving management and operating systems. The Company also will develop new golf recreational facilities, and may acquire other golf related businesses. The Company intends that its facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play. The Company intends that its facilities will be user-friendly for all levels of golfer and will appeal to the entire family. Each driving range will, generally, permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full-line pro-shop, a snack bar, a miniature golf course(s) and batting cages. Where feasible, the Company intends that the facilities will include par-3 or executive-length (shorter than regulation-length) golf courses. The Company's revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro-shop, fees for instructional programs and from food and beverage sales. The Company will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. The Company may also seek long-term management contracts to operate golf courses and golf related facilities.

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

     The Company's technology services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three business groups are as follows:

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


Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June
30, 1998

Revenues

     Total revenues from leasing operations decreased 30.6% from $5,644,347 for the six months ended June 30, 1998 to $3,919,705 for the six months ended June 30, 1999, a decrease of $1,724,642. The decrease in lease revenues is primarily due to a decrease in revenue from the portfolio base of operating leases, a decrease in revenue from sales-type leases and a decrease in direct sales revenue partially offset by an increase in finance income.

     Revenue from the portfolio base of operating leases decreased 19.1% from $3,697,574 for the six months ended June 30, 1998 to $2,990,097 for the six months ended June 30, 1999, a decrease of $707,477. This decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer in the first half of fiscal 1998. The accounting classification of a lease transaction is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than 10% of equipment cost, the lease classification will most likely be direct financing).
Revenue from leases classified as sales-type leases decreased 51.9% from $631,571 for the six months ended June 30, 1998 to $303,712 for the six months ended June 30, 1999, a decrease of $327,859. this decrease resulting from the Company entering into a lesser number of renewal/upgrade transactions with its customers during the current period. Revenue from direct sales of off-lease equipment decreased 85.7% from $943,093 for the six months ended June 30, 1998 to $135,317 for the six months ended June 30, 1999, a decrease of $807,776. This decrease in sales of off-lease equipment is directly related to a decrease in the volume of leases coming to the end of their initial terms between periods. Since a majority of the Company's leases are written for a 36-month term, the volume of lease terminations in a period is directly related to the volume of new leases written in the comparable period three years prior. Finance income increased 31.8% from $372,109 for the six months ended June 30, 1998 to $490,579 for the six months ended June 30, 1999, an increase of $118,470. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases.

     Distribution sales, representing the activity of ADI, SCS and PMCPI, decreased 85.4% from $9,065,330 for the six months ended June 30, 1998 to $1,327,113 for the six months ended June 30, 1999, a decrease of $7,738,217. The decrease in distribution sales activity is attributable to the wind-down of the activities of these entities consistent with the refocusing of the Company from a technology-services company to a golf course operator (see Future Plans).

     Golf operations revenue reflects the activities of the Company's Traditions golf facility, acquired May 22, 1999 (see also
Item 5. Other Information).

Costs and Expenses

     Total costs from leasing operations decreased 54.5% from $5,617,388 for the six months ended June 30, 1998 to $2,555,722 for the six months ended June 30, 1999, a decrease of $3,061,666. The decrease in total costs from leasing operations is due primarily to a decrease in operating lease depreciation, a decrease in costs associated with sales-type leases, a decrease in direct sales costs and the write-down to their net realizable values of certain off-lease equipment of $1,109,294 in the comparable prior year period. Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased 4,959.5% from $26,959 for the six months ended June 30, 1998 to $1,363,983 for the six months ended June 30, 1999, an increase of $1,337,024. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) increased to 34.8% from 0.5%.

     Leasing costs associated with the portfolio base of operating leases decreased 13.7% from $2,248,716 for the six months ended June 30, 1998 to $1,941,514 for the six months ended June 30, 1999, a decrease of $307,202. The decrease in costs from this segment of the Company's lease portfolio is due primarily to a decrease in the dollar amount of assets under lease having this accounting classification. Gross profit on operating leases decreased 27.6% from $1,448,858 for the six months ended June 30, 1998 to $1,363,983 for the six months ended June 30, 1999, a decrease of $400,275 due primarily to the expiration of certain month-to-month leases. Such leases generally have a higher profit margin than other operating leases since the equipment has often already been depreciated to zero.

     Direct sales costs (leasing costs with respect to the sale of equipment off lease and leases with dollar buy-out options treated as sales) decreased 87.9% from $1,122,878 for the six months ended June 30, 1998 to $136,285 for the six months ended June 30, 1999, a decrease of $986,593 and decreased as a percentage of related revenue to 100.7% from 119.1%. The decrease in the cost to revenue percentage is due to residual value realization more closely matching stated values in 1999 as compared to 1998.

     Distribution cost of sales of decreased 82.7% from $7,545,887 for the six months ended June 30, 1998 to $1,308,043 for the six months ended June 30, 1999, a decrease of $6,237,844. Gross margin on distribution sales decreased to 1.4% in 1999 from 16.8%.

     Selling, general and administrative expenses decreased 36.4% from $3,098,143 for the six months ended June 30, 1998 to $1,971,429 for the six months ended June 30, 1999, a decrease of $1,126,714. The decrease in selling, general and administrative expenses was due primarily to decreased staffing levels.

     Interest expense on non-lease related indebtedness decreased
$62,407, or 19.5% due to lower average debt levels and interest rates.

     The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At June 30, 1999, the Company had unexpired net operating loss carryforwards of approximately $6,000,000 which can be utilized to offset future taxable income, if any.


Net Earnings

     As a result of the foregoing, the Company recorded a net loss of $743,988 for the six months ended June 30, 1999 as compared to a net loss of $1,168,416 for the six months ended June 30, 1998.


Three Months Ended June 30, 1999 Compared to Three Months Ended
June 30, 1998


Revenues

     Total revenues from leasing operations decreased 6.5% from $2,181,844 for the quarter ended June 30, 1998 to $2,039,954 for the quarter ended June 30, 1999, a decrease of $141,890. The decrease in lease revenues is primarily due to a decrease in revenue from the portfolio base of operating leases and a decrease in direct sales revenue, partially offset by increases in finance income and in sales-type lease revenues.

     Revenue from the portfolio base of operating leases decreased 5.8% from $1,588,014 for the quarter ended June 30, 1998 to $1,496,393 for the quarter ended June 30, 1999, a decrease of $91,621. This decrease in operating lease revenue is due primarily to an increase in the number of direct finance leases written. Direct sales of off-lease equipment decreased 95.9% from $112,163 for the quarter ended June 30, 1998 to $4,600 for the quarter ended June 30, 1999, a decrease of $107,563. This decrease in sales of off-lease equipment is due primarily to a decrease in the volume of lease terminations during the second quarter of 1999 as compared to the second quarter of 1998. Finance income increased 20.9% from $194,568 for the quarter ended June 30, 1998 to $235,249 for the quarter ended June 30, 1999, an increase of $40,681. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases. Revenue from sales-type leases increased from $287,099 for the quarter ended June 30, 1998 to $303,712 for the quarter ended June 30, 1999, an increase of $16,613.

     Distribution sales decreased 98.6% from $4,361,562 for the quarter ended June 30, 1998 to $60,458 for the quarter ended June 30, 1999, a decrease of $4,301,104. The decrease in distribution sales activity is attributable to the wind-down of the activities of these entities consistent with the refocusing of the Company from a technology-services company to a golf course operator (see Future Plans).



Costs and Expenses

     Total costs from leasing operations decreased 47.7% from $2,914,371 for the quarter ended June 30, 1998 to $1,523,780 for the quarter ended June 30, 1999, a decrease of $1,390,591. The decrease in total costs from leasing operations was primarily due to the write-down to their net realizable values of certain off-lease equipment of $1,109,294 in the second quarter of fiscal 1998 and a decrease in direct cost of sales, partially offset by an increase in depreciation expense related to operating leases of $228,997.

     Gross profit from leasing operations (total revenues from leasing operations less total costs from leasing operations) increased 170.5% from a loss of $732,527 for the quarter ended June 30, 1998 to $516,174 for the quarter ended June 30, 1999, an increase of $1,248,701. Gross margin (gross profit from leasing operations as a percentage of total revenues from leasing operations) increased to 25.3% from a negative 33.6% due to the foregoing.

     Leasing costs associated with the portfolio base of operating leases increased 20.3% from $1,127,729 for the quarter ended June 30, 1998 to $1,356,726 for the quarter ended June 30, 1999, an increase of $228,997. Gross profit on operating leases decreased 69.7% from $460,285 for the quarter ended June 30, 1998 to $139,667 for the quarter ended June 30, 1999, a decrease of $320,618.

     Direct sales costs decreased 86.4% from $154,510 for the quarter ended June 30, 1998 to $20,974 for the quarter ended June 30, 1999, a decrease of $133,536 but increased as a percentage of related revenue to 456.0% from 137.8%. The increase in costs as a percentage of revenue is due to residual value realization more closely matching stated values in 1998 as compared to 1999.

     Distribution cost of sales of decreased 100.2% from $3,567,763 for the quarter ended June 30, 1998 to $(5,597) for the quarter ended June 30, 1999, a decrease of $3,573,360.

     Selling, general and administrative expenses decreased 54.8% from $1,876,693 for the quarter ended June 30, 1998 to $847,444 for the quarter ended June 30, 1999, a decrease of $1,029,249. The decrease in selling, general and administrative expenses was due primarily to decreased staffing levels.

     Interest expense on non-lease related indebtedness decreased
$6,790, or 4.9%. The decrease is due to lower average debt levels in the current quarter as compared to the year-age quarter.


Net Earnings

     As a result of the foregoing, the Company recorded a net loss of $294,874 for the quarter ended June 30, 1999 as compared to a net loss of $1,951,871 for the quarter ended June 30, 1998.



                 Liquidity and Capital Resources

     In November 1995, the Company entered into a letter agreement with Excel Bank N.A. (Excel") (formerly Union Chelsea National
Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at June 30, 1999 was $96,729. In July 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $575,217 and $58,877, respectively, at June 30, 1999. At June 30, 1999, the Company had outstanding term notes and available credit under the Equity Line of $1,305,821 and $0, respectively. At June 30, 1999, the Company was in payment default of the Excel Line. Such default was subsequently cured in July 1999.

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

     The Finova Term Loan requires monthly principal payments of $25,000 plus interest at the prime rate plus 400 basis points from October 1, 1998 through September 1, 2001, at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to Bank of America National Trust and Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. At June 30, 1999, the amount outstanding under the Finova Term Loan was $1,298,279.

     Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova Revolver is secured by all of the personal property, both tangible and intangible, of ADI and LEC Leasing, Inc. and is guaranteed by the Company. At June 30, 1999, amounts outstanding under the Finova Revolver were $150,135 and the interest rate was 10.25%.

     Restrictive covenants under the Finova Credit Facility include the maintenance of consolidated net worth (as defined) of at least $3.5 million through December 31, 1998; $3.75 million from January 1, 1999 through June 30, 1999; $4.0 million from July 1, 1999 through December 31, 1999; and $4.5 million from January 1, 2000 through the expiration of the agreement; restrictions on incurring additional indebtedness and creating additional liens on LEC Leasing, Inc.'s personal property; and limitations on unfinanced capital expenditures (as defined). The Company was not in compliance with these covenants at June 30, 1999.

     In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1999. On February 9, 1999, the Company and Merrill Lynch entered into a letter agreement whereby the Merrill Note was amended to provide for lesser monthly principal payments such that the then outstanding principal and accrued interest balance of approximately $215,000 would be amortized to zero as of June 1, 1999. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI. At June 30, 1999, PMCPI was in payment default of the Merrill Note. As of August 17, 1999, such payment default had not been cured.

     In March of 1999, LEC Leasing, Inc. and Pinacor, Inc. entered into an agreement whereby $175,000 of accounts payable obligations were converted into a non-interest bearing term note payable in monthly installments of $20,000. At June 30, 1999, LEC Leasing, Inc. was in payment default under the note agreement. As of August 17, 1999, such payment default had not been cured.

     In March of 1999, LEC Leasing, Inc. and IBM Corporation entered into an agreement whereby $347,884 of accounts payable obligations were converted into an 8% term note payable in monthly installments of $20,000. At June 30, 1999, LEC Leasing, Inc. was in payment default under the note agreement. As of August 17, 1999, such payment default had not been cured.

     Due to the fact that the equipment the Company leases must be paid for by the Company prior to leasing, the Company requires a substantial amount of cash for its leasing activities. The Company's growth has been significantly dependent upon its ability to borrow funds or raise equity or debt financing to acquire additional equipment for lease. Historically, the Company has derived most of the funds necessary for the purchase of equipment from nonrecourse financing and the remainder from internally generated funds, recourse indebtedness and existing cash. Consequently, the Company is continuously seeking debt and/or equity financing to fund the growth of its lease portfolio. However, should the Company fail to receive additional equity financing or refinance its existing debt in 1999, the Company's portfolio growth and resultant cash flows could be materially and adversely affected. In addition, there is no assurance that financial institutions will continue to finance the Company's future leasing transactions on a nonrecourse basis or that the Company will continue to attract customers that meet the credit standards of its nonrecourse financing sources or that, if it receives such additional financing for future lease transactions, it will be on terms favorable to the Company. At June 30, 1999, the Company had approximately $246,615 in cash on hand and no credit availability under the Equity Line.

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

     The Company intends to continue to retain residual ownership of all the equipment it leases. As of June 30, 1999, the Company had a total net investment in lease transactions of $18.5 million compared to $20.2 million as of December 31, 1998. The estimated residual value of the Company's portfolio of leases expiring between July 1, 1999 and December 31, 2003 totals $6,363,310, although there can be no assurance that the Company will be able to realize such residual value in the future. As of June 30, 1999, the estimated residual value of the Company's portfolio of leases by year of lease termination was as follows:


     Year ending December 31,
             1999                      $ 1,246,060
             2000                        2,832,400
             2001                        1,948,350
             2002                          325,500
             2003                           11,000

               Total                   $ 6,363,310


     Leased equipment expenditures of $2,209,646 for the six months ended June 30, 1999 were financed through the discounting of $2,616,604 of noncancelable lease rentals to various financial institutions.

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



Future Plans

     The Company is continuing its efforts to divest itself of its technology services businesses and is focusing primarily on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with the extensive business experience of the Company's CEO, Ronald G. Farrell, in negotiating and financing acquisition opportunities, offer it an opportunity for growth. The Company intends to enhance these existing golf facilities by adding amenities and improving management and operating systems. The Company also will develop new golf recreational facilities, and may acquire other golf related businesses. The Company intends that its facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play. The Company intends that its facilities will be user-friendly for all levels of golfer and will appeal to the entire family. Each driving range will, generally, permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full-line pro-shop, a snack bar, a miniature golf course(s) and batting cages. Where feasible, the Company intends that the facilities will include par-3 or executive-length (shorter than regulation-length) golf courses. The Company's revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro-shop, fees for instructional programs and from food and beverage sales. The Company will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. The Company may also seek long-term management contracts to operate golf courses and golf related facilities.

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

PART II - OTHER INFORMATION

     ITEM 1.  Legal Proceedings.

     In 1996, the Company acquired all of the outstanding common stock of Superior Computer Services, Inc. ("SCS") for 59,927 shares of the Company's common stock, valued at $400,000, and two $100,000 non-interest bearing notes. Pursuant to the terms of the related Stock Acquisition Agreement, the Company agreed to recompute the portion of the purchase price represented by the Company's common stock based on the average of the stock's closing price for the five consecutive trading days ended December 1, 1998. If such "Recomputed Value", as defined, was less than $400,000, the Company agreed to either (i) issue to the sellers additional shares of common stock such that the aggregate value of the total shares issued equaled $400,000 or (ii) pay the sellers an equivalent amount of cash. Due to significant operating losses at SCS, the Company has refused to issue such additional shares or cash. As a result, the two former shareholders of SCS have filed separate lawsuits against the Company seeking the Company's performance under the Stock Acquisition Agreement. The Company, in turn, has countersued the former shareholders, asserting breach of fiduciary duty, breach of contract, fraud and fraudulent inducement. The parties settled these proceedings in June 1999.

     On July 1, 1999, the former chief executive officer of the Company and another former employee of the Company filed a Complaint for Arbitration before the American Arbitration Association. The Complaint claims the Plaintiffs were improperly terminated by the Company, and that they are entitled to an unspecified amount of actual and punitive damages. On or about July 22, 1999, the Company answered, denying the allegations and submitting counterclaims against the former chief executive officer for failure to repay monies owed and breaches of other duties to the Company. On the same day, the Company answered the other former employee's Complaint, and denied the allegations of that other former employee. The matters are proceeding before the American Arbitration Association. No date for a hearing has been set.

     ITEM 3.  Defaults Upon Senior Securities.

     As of August 17, 1999, the Company was in payment default under the Excel Equity Line Agreement in the amount of approximately $50,000 including accrued interest.

     As of August 17, 1999, the Company was not in compliance with the minimum consolidated net worth covenants under the Finova
Credit Facility.

     For a description of the status of the Company's other debt agreements, see Note 3 of Notes to Consolidated Financial
Statements.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

     ITEM 5.  Other Information.

     On May 22, 1999 the Company, through a wholly-owned subsidiary, entered into a multi-year lease agreement for the Company's first golf course and recreation facility. In connection therewith, the Company assumed approximately $450,000 in liabilities in exchange for $450,000 in assets to be used in connection with the operation of the facility. Located in Oklahoma City, Oklahoma and named Traditions, the recreational complex includes a 4,500 yard, 18-hole, par 60 executive course; a 20-acre, 80 tee practice range with multiple target greens; a 9-hole pitch and putt course; and an 18-hole practice putting course. The total complex is less than one year old and encompasses approximately 120 acres. Private and group lessons, which are videotaped for each student, are given in a separate facility.

     On June 30, 1999, LEC Acquisition LLC exercised a warrant to purchase $150,000 face amount of 6% Convertible Debentures and immediately exercised its option to convert such debentures into 500,000 shares of the Company's restricted common stock. As of August 17, 1999, LEC Acquisition LLC was the registered owner of 751,099 shares of the Company's common stock. In addition thereto, Mr. Ronald Farrell, CEO and Chairman of the Company and the managing director of LEC Acquisition LLC has informed the Company that he holds proxies and voting control over an additional 367,250 shares of the Company's common stock.


     ITEM 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1      Financial data Schedule.

          (b)  Reports on Form 8-K

               None.


                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLF ENTERTAINMENT, INC.
                                   (Registrant)


Date:     August 17, 1999          /s/ Ronald G. Farrell
                                   Ronald G. Farrell, Chief
                                   Executive Officer
                                   (Principal Executive Officer)

Date:     August 17, 1999          /s/ William J. Vargas
                                   William J. Vargas, V.P.- Finance
                                   (Principal Financial and
                                   Accounting Officer)