Form 10-Q
period 1999-09-30
GOLF ENTERTAINMENT INC
filed 1999-11-15
CIK 849354

SECURITIES AND EXCHANGE COMMISSION
                                                     Washington D.C. 20549

                                                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
    SEPTEMBER 30, 1999 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM _____ TO _____

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

          2500 Northwinds Parkway
     Three Northwinds Center - Suite 175
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

October 31, 1999:  2,641,711 common shares.

































                                                GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES

                                                           INDEX TO FORM 10-Q

                                         PAGE

                                        ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - September 30, 1999 and
  and December 31, 1998 (Unaudited)                                3

Consolidated Statements of Operations - for the three
  and nine months ended September 30, 1999
  and 1998  (Unaudited)
                                                5

Consolidated Statements of Cash Flows - for the nine months
  ended September 30, 1999 and 1998 (Unaudited)                    6

Notes to Consolidated Financial Statements (Unaudited)             8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      11

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings                              16
                                               16
Item 2.            Submission of Matters to a Vote of
                   Security Holders                               16
                                               16
Item 5.            Other Information                              16
                                               16
Item 6.            Exhibits and Reports on Form 8-K               16
              (a)   Exhibits
              (b)   Reports on Form 8-K


















PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

                                                GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                                       CONSOLIDATED BALANCE
SHEETS
                                                               (UNAUDITED)


September 30,                December 31,

 1999                         1998

-----------                      ------------
ASSETS:
  Cash                                                                   $
215,122                      $   379,043
  Receivables - net of allowance
    for doubtful accounts of $304,367
    at September 30, 1999 and December
    31, 1998, respectively                  618,777
                            2,577,260
  Notes receivable - employees
    -                         143,376
  Notes and accounts receivable - other     249,833           -
  Inventory, net of reserve for
    obsolescence of $940,868 and
    $1,086,608 at September 30, 1999
    and December 31, 1998, respectively
1,510,333                    1,862,981
  Net assets to be disposed of              609,000       (275,308)
  Furniture and equipment - net of
    accumulated depreciation of
    $526,402 and $425,465
 890,779                      552,706
  Other assets
 120,579                      610,335

----------                       ----------
TOTAL ASSETS                                                             $
4,214,423                      $ 5,484,163

==========                       ==========

The accompanying notes are an integral part of these consolidated financial statements.


                          (continued)













                                                GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                                       CONSOLIDATED BALANCE
SHEETS
                                                               (UNAUDITED)


September 30,                December 31,

 1999                         1998

-----------                      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                       $
1,123,325                      $ 2,227,120
  Accrued liabilities
49,963                          476,629
  Notes payable and lines of credit         876,727
                              271,754
  Other liabilities
72,875                           56,278

----------                       ----------
    TOTAL LIABILITIES
2,122,890                        3,031,781

----------                       ----------

STOCKHOLDERS' EQUITY:
  Series A convertible preferred
    stock, $.01 par value; 1,000,000
    shares authorized, 380,000 shares
    issued; 228,516 and 229,016 shares
    outstanding at September 30, 1999 and
    December 31, 1998, respectively           2,285
                                2,290
  Common stock, $.01 par value;
    25,000,000 shares authorized,
    2,641,711 and 1,410,393 shares
    issued and outstanding at September 30,
    1999 and December 31, 1998,
    respectively
  26,417         14,104
  Additional paid-in capital
10,711,006                   10,354,985
  Accumulated deficit
(8,648,175)                  (7,918,997)

----------                   ----------
    TOTAL STOCKHOLDERS' EQUITY
2,091,533                    2,452,382

----------                   ----------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                   $
4,214,423                  $ 5,484,163

==========                   ==========

The accompanying notes are an integral part of these consolidated financial statements.








                                                GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
OPERATIONS
                                                               (UNAUDITED)

                                                  Three Months Ended
                   Nine Months Ended
                                                ----------------------
----------------------
                                                 Sep. 30,    Sep. 30,
                  Sep. 30,    Sep. 30,
                                                   1999        1998
1999        1998
                                                ----------  ----------
----------  ----------
Revenues:
  Golf operations                               $  297,807  $    -      $
432,483 $    -
  Other                      14,671       2,115
                     13,116      3,168
                                                 ---------   ---------
                 ----------  ---------
Total revenues              312,478       2,115      436,599      3,168
                                                 ---------   ---------
                 ----------  ---------
Costs and expenses:
  Golf operations                               46,584        -          68,653
      -
  Selling, general and
   administrative expense   273,497        -         377,260       -
                          ---------   ---------   ----------   --------
Total expenses              320,081        -         445,913       -
                          ---------   ---------   ----------   --------
Net income (loss) before
  corporate expense, de-
  preciation and interest    (7,603)      2,115       (9,314)     3,168
Corporate expense           185,300     460,137      628,331  1,351,789
Depreciation expense         6,500        -          26,000       -
Interest expense                                     3,060        -
3,230      1,303
                          ---------    --------     --------   --------
Net loss from continuing
  operations               (202,466)   (458,022)    (666,875)(1,349,924)
Discontinued operations:
  Income (loss) from
   discontinued opera-
   tions                    133,567     403,446     (144,009)  (573,068)
  Gain on disposal           81,707      81,707       81,707     81,707
                                                 ---------   ---------
                 ----------  ---------
Net income (loss)                          $    14,810  $  27,131  $(
729,178)$(1,841,285)
                                             =========   =========
                  =========  =========
Earnings(loss) per common
  share                                         $    0.01   $     0.02
                 $   (0.37) $    (1.56)
                                                 =========   =========
                  =========  =========
Earnings(loss) per common
share assuming dilution  $    0.01   $     0.02
                 $   (0.37) $    (1.56)
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



                                                GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
CASH FLOWS
                                                               (UNAUDITED)

 Nine Months Ended

--------------------------

Sep. 30,                    Sep. 30,

 1999                        1998

------------   -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income (loss)                                                        $
(  729,178)  $(1,841,285)
    Adjustments to reconcile net
      income (loss) to cash provided
      by operating activities:
        Depreciation and amortization
  100,937       114,980
        Write down of inventory, residual
                   values and other                      -          250,350
        Stock compensation expense            37,500          -
        Change in assets and liabilities
          due to operating activities:
          (Increase) decrease in
            accounts receivable            1,985,483    (  765,970)
          (Increase) decrease in
            inventory
  396,809      (305,448)
          Increase (decrease) in
            accounts payable
(674,374)      293,428
          Increase (decrease) in
            accrued liabilities             (426,666)      318,192
          All other operating activities      (4,248)     (289,092)

-----------    ----------
    Total adjustments
1,388,441      (383,560)

-----------    ----------
  Net cash provided by operating
    activities
  659,263    (2,224,825)

-----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in net assets to be
    disposed of                             (884,308)    2,905,993
  Purchases of furniture and equipment       (30,048)     (292,882)
  Increase in notes receivable               (21,783)      (83,820)

-----------    ----------
  Net cash provided by (used in)
    investing activities                  (  936,139)    2,529,291

-----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.

                          (Continued)




                                                GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF
CASH FLOWS
                                                               (UNAUDITED)


 Nine Months Ended

--------------------------

Sep. 30,                    Sep. 30,

 1999                        1998

------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable
(  117,875)      (54,325)
  Proceeds from sale of stock
       230,830          -
  Purchase of treasury stock                    -          (66,455)

-----------    ----------
  Net cash provided by (used in)
    financing activities                                            112,955
 (120,780)

-----------    ----------
Net increase (decrease) in cash
 (163 921)      183,666
Cash at beginning of period
  379,043       195,977

-----------    ----------
Cash at end of period                                                        $
  215,122   $   379,643

===========    ==========

Supplemental Disclosure of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                                                                 $
1,114,645   $ 1,631,552

===========    ==========
    Income taxes                                                             $
     -      $    35,279

===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.
















                                                GOLF ENTERTAINMENT, INC. AND
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Note 1.  Basis of Presentation

          The accompanying unaudited consolidated financial statements are condensed and do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. The unaudited condensed consolidated financial statements include the accounts of Golf Entertainment, Inc. and its wholly owned subsidiaries, collectively referred to as the "Company".

          All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' amounts to conform with current period presentation. The information furnished reflects all adjustments which are, in the opinion of the Company, necessary to present fairly the results of its operations for the three and nine months ended September 30,
1999 and 1998 and its cash flows for the nine months ended
September 30, 1999.   It is suggested that this report be read in
conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The operating results for the three and nine months ended September 30, 1999 and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial reporting period. Actual results could differ from those estimates.



Note 2.  Sale and Abandonment

          On September 24, 1999, the Company and Somerset Capital Group, Ltd. (the "Buyer") entered into a Purchase and Sale Agreement (the "Purchase Agreement") for the sale to Buyer of substantially all of the Company's leases of business equipment (the "Lease Portfolio"), the business equipment which is subject to those leases and certain other business equipment (collectively, the "Purchased Assets").
The purchase price is $3,559,500, consisting of cash in the amount of $524,500, a promissory note in the amount of $400,000, and the assumption of the outstanding indebtedness owed to Excel Bank, N.A. ("Excel") and Finova Capital Corporation ("Finova") up to a maximum of $2,635,000. Additionally, the Buyer will assume all nonrecourse and recourse debt which encumbers the leases and equipment (approximately $12,500,000). At September 30, 1999, the estimated net assets to be disposed of related to the proposed sale, after deducting estimated expenses of $315,500, was $609,000. The sale of the Purchased Assets requires the affirmative vote of the holders of a majority of the issued and outstanding shares of the Company's common stock and preferred stock.

          At September 30, 1999, the Company had guaranteed $1,261,447 of debt owed by its LEC Leasing, Inc. subsidiary ("LEC") to Excel pursuant to a letter agreement whereby Excel agreed to make available to the Company a $2,500,000 line of credit to be used to fund LEC's equity investment in certain equipment leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). At September 30, 1999, LEC was in payment default of approximately $58,000, including accrued interest, under this agreement. As of November 12, 1999, such payment default had not been cured.

          At September 30, 1999, the Company had guaranteed $1,223,279 of debt owed by LEC and $150,135 of debt owed by its Atlantic
Digital International, Inc. subsidiary ("ADI") to Finova pursuant to those entities $3 million joint credit facility. At September
30, 1999, the Company was in default of the minimum net worth covenant and LEC and ADI were in payment default under the credit facility of approximately $38,000, including accrued interest. As of November 12, 1999, such defaults had not been cured.

          Upon consummation of the sale of the Purchased Assets, the Company will be released from its guarantees to Excel and Finova, with the exception of approximately $500,000 of recourse debt encumbering certain leases not being purchased by the Buyer.

          Also on September 24, 1999, the Company engaged the Buyer as the managing agent of the Purchased Assets, effective as of October
1, 1999.


Note 3.  Earnings Per Share

          Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128 "Earnings Per Share". The following
EPS amounts reflect EPS as computed under SFAS No. 128 (all share data has been adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998):



 Three Months Ended

------------------------

Sep. 30,                    Sep. 30,

 1999          1998

---------                    ---------
Shares outstanding at
  beginning of period
2,641,492                    1,176,017
Effect of conversion of preferred
  stock to common stock
    169                         -

---------      ---------
Weighted average common
  shares outstanding
2,641,661                    1,176,017

=========                    =========

Net earnings available to
  common shareholders                                                   $
14,810     $   27,131

=========                    =========

Earnings per common share                                               $
0.01                       $     0.02

=========                    =========

Weighted average common
  shares outstanding
2,641,661                    1,176,017
Effect of common shares
  issuable upon exercise of
  dilutive stock options
 69,385                        7,280

---------                    ---------
Weighted average common shares
  outstanding assuming dilution
2,711,046                        1,183,297

=========                    =========
Earnings per common share
  assuming dilution                                                          $
   0.01                    $    0.02

==========                   =========


 Nine Months Ended

------------------------

Sep. 30,                    Sep. 30,

 1999          1998

---------                    ---------
Shares outstanding at
  beginning of period
1,410,393                    1,197,267
Effect of issuance of common
  stock for services
 73,590                         -
Sale of common stock
432,511           -
Acquisition of SCS                           71,538           -

Effect of conversion of preferred
  stock to common stock                         57           -
Purchase of treasury stock
               (17,941)

---------      ---------
Weighted average common
  shares outstanding
1,988,090                    1,179,326

=========                    =========

Net earnings (loss) available to
  common shareholders                                                   $(
729,178)   $(1,841,285)

=========                    =========

Earnings (loss) per common share                                        $
(0.37)                      $    (1.56)

=========                    =========

Weighted average common
  shares outstanding
1,988,090                    1,179,326
Effect of common shares
  issuable upon exercise of
  dilutive stock options
   -                            -

---------                    ---------
Weighted average common shares
  outstanding assuming dilution
1,988,090                        1,179,326

=========                    =========
Earnings (loss) per common share
  assuming dilution                                                          $
  (0.37)                   $   (1.56)

==========                   =========



Note 4.  Notes Payable

          In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June
16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1998. On February 9, 1999, the Company and
Merrill Lynch entered into a letter agreement whereby the Merrill
Note was amended to provide for lesser monthly principal payments such that the then outstanding principal balance of approximately
$215,000 would be amortized to zero as of June 1, 1999. As of September 30, 1999, the amount outstanding on the Merrill Note was $186,464. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI. At
September 30, 1999, PMCPI was in payment default of the Merrill
Note. As of November 12, 1999, such payment default had not been cured.

          In March of 1999, LEC Leasing, Inc. and Pinacor, Inc. entered into an agreement whereby $175,000 of accounts payable obligations were converted into a non-interest bearing term note payable in monthly installments of $20,000. At September 30, 1999, LEC
Leasing, Inc. was in payment default under the note agreement. On October 12, 1999, the court entered a judgement against LEC
Leasing, Inc. and certain of the Company's other subsidiaries in the amount of $228,777 plus interest on behalf of Pinacor, Inc.
The parties have held preliminary discussions to resolve this issue, but no agreement has yet been reached. As of November 12, 1999, such payment default had not been cured and the court judgement had not been satisfied.

          In March of 1999, LEC Leasing, Inc. and IBM Corporation ("IBM") entered into an agreement whereby $347,884 of accounts payable obligations were converted into an 8% term note payable in monthly installments of $20,000. At September 30, 1999, LEC Leasing, Inc. was in payment default under the note agreement. On November 12, 1999, the Company and IBM reached a verbal agreement, subject to appropriate documentation, to substantially reduce the obligation and amend the repayment terms. As of such date, however, the related documentation had not been executed and, consequently, such payment default had not been cured.

          Notes payable and lines of credit consist of the following at September 30, 1999 and December 31, 1998:


September 30,  December 31,
                                            1999          1998
                                        ------------   -----------

Term note with Merrill Lynch, due
June 1, 1999, with floating
interest rate, currently at 9.25
percent                                      186,464      216,464

Term note due Pinacor, Inc., non-
interest bearing, payable in monthly
installments of $20,000, due October
1, 1999                                      155,000         -

Term note due IBM Corporation, paya-
ble in monthly installments of $20,000
with interest at 8%, due August, 2000        307,884         -

Other                                        227,379       55,290

---------    ---------

$  876,727   $  271,754

=========    =========

          See Note 2 for a description of the Company's indebtedness to Excel Bank, N.A. and Finova Capital Corporation, substantially all of which will be eliminated as a result of the sale of the Company's lease portfolio.


NOTE 4.   Supplemental Disclosures of Noncash Investing
                   and Financing Activities

          During the nine months ended June 30, 1999, the Company issued
50,000 shares of common stock in exchange for services valued at $37,500; converted $522,884 in accounts payable obligations into term notes; issued 135,000 shares of restricted common stock to satisfy accounts payable obligations of $100,000; and assumed
$454,073 in liabilities in exchange for $454,073 in assets to be used in connection with the operations of the Traditions Golf Club.



Item 2:            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS


Overview

          On September 24, 1999, the Company and Somerset Capital Group,
Ltd. (the "Buyer") entered into a Purchase and Sale Agreement (the
"Purchase Agreement") for the sale to Buyer of substantially all of the Company's leases of business equipment (the "Lease Portfolio"), the business equipment which is subject to those leases and certain other business equipment (collectively, the "Purchased Assets").
The purchase price is $3,559,500, consisting of cash in the amount of $524,500, a promissory note in the amount of $400,000, and the assumption of the outstanding indebtedness owed to Excel Bank, N.A.
("Excel") and Finova Capital Corporation ("Finova") ("Excel" and
"Finova" are sometimes collectively referred to as the "Lenders") up to a maximum of $2,635,000. Additionally, the Buyer will assume all nonrecourse and recourse debt which encumbers the leases and equipment (approximately $12,500,000). At September 30, 1999, the estimated net assets to be disposed of related to the proposed sale, after deducting estimated expenses of $315,500, was $609,000.
The sale of the Purchased Assets requires the affirmative vote of the holders of a majority of the issued and outstanding shares of the Company's common stock and preferred stock.

          In addition, on September 24, 1999, the Company engaged the Buyer as the managing agent of the Purchased Assets effective as of October 1, 1999. Under the Management Agreement, the Buyer will collect payments on the leases and remit those payments to the Company's Lenders, and be paid a management fee equal to 20% of the revenue generated from the lease portfolio during the term of Management Agreement for these services, plus an additional 3% of the amount so paid. Notwithstanding the foregoing, the Buyer has further agreed that, if the proposed sale is consummated, the Buyer will not be entitled to any compensation under the Management
Agreement.

          If the proposed sale is completed, the Company will cease its equipment leasing business and other technology related businesses and continue to pursue its new golf entertainment business strategy.

Estimated Use of Proceeds

          The net proceeds of to the Company from the proposed sale, after paying legal, accounting and other expenses associated therewith, are expected to be approximately $200,000 in cash and the $400,000 promissory note. The actual or net proceeds derived from the sale may be more or less than this amount. The net proceeds will be used for general corporate purposes, including funding a certificate of deposit to Excel as collateral for certain recourse debt encumbering leases not been purchased by the Buyer.


If the Proposed Sale Is Not Approved

          If the Proposed Sale is not approved, the actions of the
Company are expected to be limited by, among other things, the actions of the Lenders or the Company's other creditors. While the directors of the Company have not determined what actions the
Company would take if the Proposed Sale is not approved,
alternatives for the Company would include continuing its efforts to sell its Lease Portfolio, subcontracting the management of the
Lease Portfolio to a third party, or ceasing business activities and liquidating the Leases in the Lease Portfolio and disposing of
the equipment associated with the Lease Portfolio.   There is no
assurance that the Company will be able to consummate a disposition transaction with another buyer or that the Company will be able to consummate an agreement with a third party to manage the Lease
Portfolio.  In the interim, however, the Company will  be delayed in fully implementing its golf entertainment line of business.

Equipment Leasing and Resale Business Subject to the Proposed Sale.

          The Company is proceeding with its announced intention to become involved in the business of owning and operating golf entertainment facilities. Mr. Ronald G. Farrell introduced in late
1998 a plan to re-orient the Company from its existing equipment leasing business to one that owns and operates golf courses. On
February 17, 1999, the stockholders of the Company approved the issuance of convertible debentures to an investment company managed by Mr. Farrell, as well as the change of the Company's name to Golf
Entertainment, Inc. from LEC Technologies, Inc.

          The Company's existing, and traditional, line of business has been leasing business equipment. The equipment generally has been midrange computer systems, telecommunications systems, system peripherals (terminals, printers, communications controllers, etc.)
and point-of-sale systems. The Company has provided customers with technical, financial and product alternatives, of various hardware platforms or manufacturers, and has assisted customers with equipment upgrades or selling used equipment.

          The Company's business has been diversified by customer, customer type, equipment type, equipment manufacturer, and geographic location of its customers and subsidiaries. The
Company's customers have included "Fortune 1000" corporations or companies of similar size as well as smaller corporations. A significant portion of the Company's business has been with long-term, repeat customers. Three customers of the Company, Tiffany &
Co., Bed, Bath & Beyond and The Hertz Corporation, respectively, accounted for approximately 17.2%, 7.6%, and 2.3% of consolidated revenues for the year ended December 31, 1998, 15.0%, 9.2% and 3.7% of consolidated revenues for the year ended December 31, 1997 and 25.0%, 12.8% and 7.4% of consolidated revenues for the year ended
December 31, 1996.

          Unfortunately, the Company's business has not been profitable.
For example, the Company lost $3,202,265 in the year ended December
31, 1998, recorded net income of $329,000 in the year ended
December 31, 1997, and had a loss of $1,398,316 in the year ended
December 31, 1996.  The losses have generally been caused by the
Company's inability to obtain sufficient capital needed to make the required equity investment in a sufficient number of leases to achieve profitability, and acquisitions that have not contributed
to the Company's profitability.   The Company could not foresee
being able to prevent future losses in the lease business.

Prior History of the Company

          The Company was founded in 1980 under the name TJ Computer
Services, Inc. ("TJCS"). In 1989, all of the outstanding common stock of TJCS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the
Company reincorporated in the State of Delaware and in June 1995 changed its name to Leasing Edge Corporation. In March 1997, the
Company's stockholders approved a change in the Company's name to LEC Technologies, Inc. to more accurately reflect the evolving nature of the Company's business. In February 1999, the Company's stockholders approved a change in the Company's name to Golf
Entertainment, Inc.  to reflect the re-orientation of the Company.


Golf Entertainment Business.

          The Company is proceeding with its announced intention to become involved in the golf entertainment business by purchasing or leasing existing golf facilities, and then enhancing value by adding amenities and improving management and operating systems.

          Golf Entertainment plans to develop new golf recreational facilities, and may acquire other golf related businesses.
Facilities will be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play, and will be user-friendly for all levels of golfer and will appeal to the entire family. The driving range may permit night play and limited year round use. Each facility will offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full line pro shop and a snack bar, a miniature golf course(s) and batting cages. Where feasible, the facilities will include par-3 or executive-length
(shorter than a regulation-length) golf courses.  Golf
Entertainments revenues will be derived from selling balls to be used on the driving range, charging for rounds of miniature golf, charging for the use of the batting cages, selling golf equipment, golf apparel and related accessories through the pro shop, fees for instructional programs and from food and beverage sales. Golf
Entertainment will seek to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs. Golf
Entertainment intends to purchase products from a number of suppliers, including Karsts Manufacturing Company (Ping), Tommy
Armor Golf, Cobra Golf Company, Inc., Masan Golf Company, Callahan
Golf Company, Titlest and Foot Joy.

          Golf Entertainment also may seek long-term management contracts to operate golf courses and golf related facilities.

Reasons For the Proposed Sale

          The Directors determined that, in light of the significant losses from the Companys equipment leasing business and the
sizeable indebtedness of the Company form that business, that it was in the best interest of the Company that its equipment leasing business be sold and the Company should develop a golf
entertainment business.   As of June 30, 1999, the Company had an
accumulated deficit of $8,662,985.  In particular, in the fiscal year ended December 31, 1998 the Company lost $3,202,000, or $2.63 per share, on revenue of $30,623,000, and in the six months ended
June 30, 1999, the Company lost $744,000, or $0.45 per share, on revenue of $5,371,000.

          The Directors believe that the Company will be unable to end the losses from the equipment leasing business.

          The Directors agreed to the Proposed Sale to repay
indebtedness incurred in connection with the Company's equipment leasing business and to generate capital for the development of the golf entertainment business. The Proposed Sale will generate approximately $200,000 in cash (after deducting estimated expenses of $315,000),  plus $400,000 in payments from the Buyer over the next three (3) years.  These funds will be used to pay ongoing expenses of the Company, including funding a certificate of deposit to Excel Bank, N.A. as collateral for certain recourse debt not
being assumed by the Buyer.    Furthermore, the Buyer is assuming
approximately $12,500,000 of debt associated with the Companys business equipment leases and approximately $2,600,000 of senior secured debt.

          The Directors agreed to the Proposed Sale, and the attendant termination of the Company's guarantees, to reduce the Company's liabilities.  As of June 30, 1999, the Company had guaranteed
$1,366,725 of debt owed by its subsidiaries to Excel Bank, N.A. and
$1,448,414 of debt owed by its subsidiaries to Finova Capital
Corporation.  That debt and the Companys guarantee will be
eliminated, or at a minimum, substantially reduced by the Proposed
Sale.   As of September 30, 1999, the balance owed on that debt was
approximately  $2,600,000.    The Proposed Sale will reduce the
Companys liabilities by approximately $15,100,000.

          The Board of Directors agreed to the sale to Somerset Capital
Group, Ltd. after contacting several prospective buyers, including a prospective buyer that was owned and operated by Michael Daniels, a former chief executive officer and director of the Company.  The offer made by the Buyer is higher than any other firm offer
received.   The Board decided to accept the Buyers offer because
none of those other prospective buyers was able to demonstrate to the Board sufficient resources or commitment to completing a transaction to make a solid, binding, closable offer for the stock or assets of the Company on terms more beneficial to the Company than those contained in the Agreements.

          The Board of Directors believes that approval and consummation of the Proposed Sale will enhance shareholder value by reducing liabilities, raising capital for the Company's new business activities and terminating the Companys equipment leasing business that has proved unprofitable since inception.

          The Company's Board also considered the following potentially negative factors in its deliberations concerning the Proposed Sale:

          The Board of Directors considered as a negative factor the fact that the Buyer is not paying the entire purchase price in cash at closing. Instead, the Buyer is executing a $400,000 promissory note for a portion of the purchase price. To satisfy the Board of Directors concern, the Board of Directors has relied on the Buyers audited financial statements dated December 31, 1998 and various credit references, including those of Excel Bank, N.A.

          The board of directors did not quantify or assign any relative weight to the various factors considered. Ultimately, the Board of Directors felt that the risk of these negative factors was diminished by the specific language of the Agreements, and that the negative factors were substantially outweighed by the advantages of the Proposed Sale.

Payoff of the Company' Lenders

          The Company expects that the proceeds from the Proposed Sale will be sufficient to payoff all, or substantially all, of the amount owed to Excel Bank, N.A., and Finova Capital Corporation
(the "Lenders"), and that the Company will be released from its guarantees to those institutions.  However, the Lenders have not provided the Company with final payoff amounts.  If the proceeds from the Proposed Sale are insufficient to payoff the indebtedness to the Lenders (and other funds are not available to payoff the remaining amount due), the Lenders would retain first position liens on the equipment and the Lease Portfolio, in which case, unless the Lenders waive or release their liens,  the Company would not be able to meet all conditions precedent for the Proposed Sale.
Without a waiver of such conditions precedent by the Buyer, the
Proposed Sale would not be consummated.   If the Lenders are not
paid in full, the Lenders might also waive or release their liens
(allowing consummation of the Proposed Sale), but not release the
Company from the unpaid indebtedness and guarantees for that amount.

          Currently, the Company is in default of its obligations to the Lenders. Neither Lender has agreed with the Company to forebear enforcement of their rights or remedies under their respective loan agreements pending the Proposed Sale. It is anticipated that, if the Proposed Sale is not concluded, the Lenders will foreclose on the equipment and the Lease Portfolio, with no assurance that the proceeds from any liquidation sale would be sufficient to payoff the Lenders.

          The Company is refocusing its business to the golf entertainment business. Some of the relevant considerations associated with that business, and the Company's position in that business include the following:


Remaining Liabilities

          The Company believes that the Proposed Sale will result in the payoff or assumption of all, or substantially all of the Companys debt to Excel Bank, N.A. and Finova Capital Corporation,  the
Companys principal lenders.   However, the Buyer has agreed to
payoff or assume a maximum of $2,635,000 in liabilities to the
Companys principal lenders.  If such  liabilities exceed that amount, the Company will have to pay such liabilities from other sources to consummate the Proposed Sale. Also, because the
transaction is structured as an asset sale, and not a sale of stock,  the Company remains liable to other creditors of the
Company, and the Companys subsidiaries remain liable for their existing obligations.  Also, the Company and its subsidiaries  have other remaining creditors who will not be paid in full from the sale of the lease portfolio, and such creditors could seek payment from the Company or its subsidiaries.  At least one such creditor has obtained a judgment against certain of the Companys
subsidiaries that has not been paid.


Additional Capital Requirements

          To develop the Companys golf entertainment business  it will need substantially more cash than it will receive from the Proposed
Sale.   The Company will have to obtain those funds from public or private sources of  equity investment or debt issuances, or
combinations thereof.   Failure to raise additional capital will
adversely affect the Companys  fiscal strength.   If the Company
cannot raise additional funds, it  will be limited in its ability to acquire or develop golf facilities, will have greater dependence on the performance of a lesser number of golf facilities and will have less capital to enable it to withstand economic downturns.

Business Strategy; Possible Lack of Suitable Locations

          The Companys ability to generate revenue, net income and operating cash flow depends upon its success in acquiring or leasing and developing golf recreational facilities at suitable locations upon satisfactory terms. This in turn depends on a number of factors, including the availability and cost of suitable locations, the availability of adequate financing for the Company, the hiring, training and retention of skilled management and other personnel, the ability to obtain the necessary governmental permits and approvals and third party consents, the competitive environment and other factors, some of which are beyond the Companys control.
There can be no assurance that suitable golf facility acquisition or lease opportunities will be available or that the Company will be able to consummate acquisition or leasing transactions on satisfactory terms.

          The development of golf recreational facilities is subject to all the delays and uncertainties associated with development and construction projects generally, such as the performance by
construction contractors, costs of materials, labor and energy, inflation, adverse weather, adverse subsurface conditions and other factors that could cause construction and expansion and renovation costs to exceed estimates.  If necessary, the Company will hire a construction manager to oversee construction activities at
facilities acquired by the Company  and on acquired sites.   The
acquisition and development of golf recreational facilities may become more expensive in the future to the extent that competition for sites increases. The future success and growth of this business will depend on, among other things, the ability to acquire suitable operating properties and development sites and to obtain required financing for future acquisitions and development of golf
facilities. There can be no assurance that the Company  will be able to acquire suitable sites or facilities or to obtain financing on favorable terms.


Competition

          The golf industry is highly competitive and includes competition from other golf facilities, traditional golf ranges and golf courses, as well as other recreational pursuits. Many potential competitors have considerably greater financial and other resources, experience and customer recognition than the Company will have. The golf entertainment business will also experience competition in its day-to-day operations from existing and newly constructed golf and recreational facilities. Such competition may adversely impact the cash flow from its golf facilities.


Dependence on Discretionary Consumer Spending

          The amount spent by consumers on discretionary items, such as family, leisure and entertainment activities, like those to be offered by golf recreational facilities acquired, developed and operated by the Company, have historically been dependent upon levels of discretionary income, which may be adversely affected by general economic conditions. A decrease in consumer spending on golf will have an adverse effect on the Companys financial condition and results of operations.


Dependence on Key Employees; Recruitment of Additional Personnel

          The continuing services of Mr. Farrell are considered
essential to the successful operation of the Companys golf
entertainment business.   Currently, the Company has an employment
contract with Mr. Farrell through December, 2003.   If Mr. Farrell
should die or withdraw, or be removed from his position with the
Company, there can be no assurance that a capable successor could be found.  Accordingly, the Company will seek to hire a person with experience and knowledge in the golf entertainment  business  who will be responsible for the operation of the business.  As golf centers are acquired and developed,  those facilities will need to be staffed.  There can be no assurances that the Company will be able to attract or retain persons to serve in such capacities.

Nine Months Ended September 30, 1999 Compared to the Nine Months
Ended September 30, 1998


Revenues

          Total revenues for the nine months ended September 30, 1999 were $436,599, comprised of $423,483 of revenues from the Company's
Traditions Golf Club and $13,116 of interest income. The Traditions
Golf Club operations were acquired in May 1999.

Costs and Expenses

          Total costs and expenses for the nine months ended September
30, 1999 were $445,913, comprised of $68,653 related to cost of sales related to revenues from golf operations and $377,260 of selling, general and administrative expenses related to the operations of the Traditions Golf Club.

          Corporate expense decreased 53.5% from $1,351,789 for the nine months ended September 30, 1998 to $628,331 for the nine months ended September 30, 1999, a decrease of $723,458. The decrease in corporate expense is attributable to a decrease in staffing levels between periods and a concentrated effort by the Company's new management to reduce general expenses.

Discontinued Operations

          Loss from discontinued operations decreased 74.9% from $573,068 for the nine months ended September 30, 1998 to $144,009 for the nine months ended September 30, 1999, a decrease of $429,459. The decrease in the loss from discontinued operations between periods is due primarily to the write down of inventory and residual values related to the Company's leasing operations recorded in the 1998 period.

          Revenues associated with discontinued operations decreased
68.2% from $25,098,966 for the nine months ended September 30, 1998 to $7,979,541 for the nine months ended September 30, 1999, a decrease of $17,119,425.

          The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance.
At September 30, 1999, the Company had unexpired net operating loss carryforwards of approximately $6,000,000 which can be utilized to offset future taxable income, if any.



Net Earnings

          As a result of the foregoing, the Company recorded a net loss of $729,178 for the nine months ended September 30, 1998 as compared to a net loss of $1,841,285 for the nine months ended
September 30, 1998.


Three Months Ended September 30, 1999 Compared to Three Months
Ended September 30, 1998


Revenues

          Total revenues for the three months ended September 30, 1999 were $312,478, comprised of $297,807 of revenues from the Company's
Traditions Golf Club and $14,671 of interest income. The Traditions
Golf Club operations were acquired in May 1999.


Costs and Expenses

          Total costs and expenses for the three months ended September
30, 1999 were $320,081, comprised of $46,584 related to cost of sales related to revenues from golf operations and $273,497 of selling, general and administrative expenses related to the operations of the Traditions Golf Club.

          Corporate expense decreased 59.7% from $460,137 for the three months ended September 30, 1998 to $185,300 for the three months ended September 30, 1999, a decrease of $274,837. The decrease in corporate expense is attributable to a decrease in staffing levels between periods and a concentrated effort by the Company's new management to reduce general expenses.

Discontinued Operations

          Income from discontinued operations decreased 66.9% from $403,446 for the three months ended September 30, 1998 to $133,567 for the three months ended September 30, 1999, a decrease of $269,879. The decrease in income from discontinued operations between periods is due primarily to a decrease in the Company's lease and technology related business activity between periods as a result of the Company's pending sale of its lease portfolio and the discontinuance of its technology services businesses.

          Revenues associated with discontinued operations decreased
73.7% from $10,385,893 for the three months ended September 30, 1998 to $2,734,278 for the three months ended September 30, 1999, a decrease of $7,651,615.

Net Earnings

          As a result of the foregoing, the Company recorded net income of $14,810 for the quarter ended September 30, 1999 as compared to net income of $27,131 for the quarter ended September 30, 1998.



                                                Liquidity and Capital Resources

          In October of 1997, PMCPI and Merrill Lynch Business Financial
Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June
16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1998. On February 9, 1999, the Company and
Merrill Lynch entered into a letter agreement whereby the Merrill
Note was amended to provide for lesser monthly principal payments such that the then outstanding principal balance of approximately
$215,000 would be amortized to zero as of June 1, 1999. As of September 30, 1999, the amount outstanding on the Merrill Note was $186,464. The Merrill Note is guaranteed by the Company and is secured by the inventory and accounts receivable of PMCPI. At
September 30, 1999, PMCPI was in payment default of the Merrill
Note. As of November 12, 1999, such payment default had not been cured.

          In March of 1999, LEC Leasing, Inc. and Pinacor, Inc. entered into an agreement whereby $175,000 of accounts payable obligations were converted into a non-interest bearing term note payable in monthly installments of $20,000. At September 30, 1999, LEC
Leasing, Inc. was in payment default under the note agreement.  On
October 12, 1999, the court entered a judgement against LEC
Leasing, Inc. and certain of the Company's other subsidiaries in the amount of $228,777 plus interest on behalf of Pinacor, Inc.
The parties have held preliminary discussions to resolve this issue, but no agreement has yet been reached. As of November 12, 1999, such payment default had not been cured and the court judgement had not been satisfied.

          In March of 1999, LEC Leasing, Inc. and IBM Corporation entered into an agreement whereby $347,884 of accounts payable obligations were converted into an 8% term note payable in monthly installments of $20,000. At September 30, 1999, LEC Leasing, Inc.
was in payment default under the note agreement. On November 12, 1999, the Company and IBM reached a verbal agreement, subject to appropriate documentation, to substantially reduce the obligation and amend the repayment terms. As of such date, however, the related documentation had not been executed and, consequently, such payment default had not been cured.

          Based on the Company's anticipated proceeds from the sale of its lease portfolio and the elimination of the related indebtedness combined with the anticipated purchase by LEC Acquisition LLC of the Company's 6% Convertible Debentures and the subsequent conversion thereof into shares of the Company's restricted common stock, management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months. Notwithstanding the foregoing, if the proposed sale of the Company's lease portfolio is not consummated, it is unlikely that LEC Acquisition LLC will continue to invest in the Company, and, consequently, the Company will cease to be a going concern.

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

          On October 12, 1999, the court entered a judgement against certain of the Company's subsidiaries in the amount of $228,777 plus interest on behalf of Pinacor, Inc. The parties have held preliminary discussions to resolve this issue, but no agreement has yet been reached.

          On September 28, 1999, former counsel to the Company filed suit for $19,341.83 plus interest. The Company believes that it has settled this suit.

          The Company is party to various other litigation, which, in the aggregate, the Company does not believe to be material.



          ITEM 3.  Defaults Upon Senior Securities.


          As of November 12, 1999, the Company was in payment default under the Excel Equity Line Agreement in the amount of approximately $264,628 including accrued interest.

          As of November 12, 1999, the Company was not in compliance with the minimum consolidated net worth covenants under the Finova
Credit Facility and was in payment default in the amount of approximately $114,000 including accrued interest.

          As discussed in Note 2 of Notes to Consolidated Financial
Statements, if the Company's shareholders approve the sale of the Company's lease portfolio, the Company will be released from its guarantees to Excel and Finova, with the exception of approximately
$500,000 of recourse debt encumbering certain leases not being purchased by the Buyer.

          For a description of the status of the Company's other debt agreements, see Note 4 of Notes to Consolidated Financial
Statements.

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

          On August 17, 1999, the Company was notified by NASDAQ that it had failed to maintain a minimum bid price greater than or equal to $1.00 over the prior 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). The Company was given 90 days, or until November 17, 1999, to regain compliance with such rule. The
Company anticipates filing a formal request for hearing on November
15, 1999 and requesting a hearing date be scheduled for the second week in January 2000.

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

                                                                    GOLF
ENTERTAINMENT, INC.
                                                                    (Registrant)


Date:              November 12, 1999                                /s/ Ronald
G. Farrell
                                                                    Ronald G.
Farrell, Chief
                                                                    Executive
Officer
                                                                    (Principal
Executive Officer)

Date:              November 12, 1999                                /s/ William
J. Vargas
                                                                    William J.
Vargas, V.P.- Finance
                                                                    (Principal
Financial and
                                                                    Accounting
Officer)





