Form 10-K405
period 1999-12-31
GOLF ENTERTAINMENT INC
filed 2000-04-14
CIK 849354

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1999.

                                       or

            [ ] Transition Report pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934 For
             the Transition Period from __________ to ____________.

                         Commission File Number 0-18303

                            GOLF ENTERTAINMENT, INC.
                   (formerly known as LEC TECHNOLOGIES, INC.)
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   11-2990598
                    (I.R.S. Employer Identification Number)

                       2500 Northwinds Parkway, Suite 175
                              3 Northwinds Center
                         Alpharetta, Georgia 30004-2245
          (Address of principal executive offices, including zip code)

                                 (770) 667-9890
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
         None

Securities registered pursuant to Section 12(g) of the Exchange Act:
         Common Stock, Par Value $0.01 per share, registered on NASDAQ Series A Convertible Preferred Stock
         Common Stock Purchase Warrants
         Class C Common Stock Purchase Warrants
         Class D Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
As of March 29, 2000, the approximate market value of the common stock (based upon the NASDAQ closing price of $0.3125 of stated shares on that date) held by non-affiliates was $1,000,535.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 29, 2000, the issuer had 3,201,711 share of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:        None

                            GOLF ENTERTAINMENT, INC.
                   (FORMERLY KNOWN AS LEC TECHNOLOGIES, INC.)
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


                                                                              PAGE
PART I

         Item 1.  Business                                                      4
         Item 2.  Properties                                                    7
         Item 3.  Legal Proceedings                                             8
         Item 4.  Submission of Matters to a Vote of Securities Holders         9

PART II

         Item 5.  Market for Registrant's Common Equity and Related
                           Stockholders' Matters                                10
         Item 6.  Selected Financial Data                                       11
         Item 7.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                  12
         Item 8.  Financial Statements and Supplementary Data                   19
         Item 9.  Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                  19

PART III

         Item 10.  Directors and Executive Officers of the Registrant           20
         Item 11.  Executive Compensation                                       21
         Item 12.  Security Ownership of Certain Beneficial Owners
                           and Management                                       25
         Item 13.  Certain Relationships and Related Transactions               27

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports
                           on Form 8-K.                                         27

                   GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS LEC TECHNOLOGIES, INC.)
                        1999 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Golf Entertainment, Inc. (formerly known as LEC Technologies, Inc.) and its operating subsidiary (Traditions Acquisition Corporation) and its non-operating subsidiaries (LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc) (collectively, the "Company" or "Golf") is currently in the business of owning and operating golf entertainment facilities, and is pursuing other opportunities within the golf industry as it relates to Internet ".com" businesses.

Mr. Ronald G. Farrell introduced in late 1998 a plan to re-orient the Company from the equipment leasing business to the golf industry, including owning and operating golf courses, as well as other golf related businesses. On February 17, 1999, the stockholders of the Company approved the issuance of convertible debentures to an investment company managed by Mr. Farrell, as well as the change of the Company's name to Golf Entertainment, Inc. from LEC Technologies, Inc. The Company sold substantially all of the assets associated with its former line of business in December 1999. The Company has refocused its golf business in the first quarter of 2000 to emphasize opportunities relating to golf Internet business. See Item 7, "Future Plans."

PRIOR HISTORY OF THE COMPANY

The Company was founded in 1980 under the name TJ Computer Services, Inc. ("TJ CS"). In 1989, all of the outstanding common stock of TJ CS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995 changed its name to Leasing Edge Corporation. In March 1997, the Company's stockholders approved a change in the Company's name to LEC Technologies, Inc. to more accurately reflect the evolving nature of the Company's business. In February 1999, the Company's stockholders approved a change in the Company's name to Golf Entertainment, Inc. to reflect the re-orientation of the Company.

The Company's former line of business has been leasing business equipment. The equipment generally has been midrange computer systems, telecommunications systems, system peripherals (terminals, printers, communications controllers, etc.) and point-of-sale systems. The Company has provided customers with technical, financial and product alternatives, of various hardware platforms or manufacturers, and has assisted customers with equipment upgrades or selling used equipment.

The Company's leasing operations were conducted primarily through its principal office in Las Vegas, Nevada and its distribution and remarketing operations were conducted primarily through its subsidiaries' offices located in Minneapolis, Minnesota, Woodland Hills, California and Atlanta, Georgia. These locations have all been closed.

The Company ceased doing the leasing business because that business was not profitable. The Company lost $3,202,265 in the year ended December 31, 1998, recorded net income of $329,531 in the year ended December 31, 1997, and had a loss of $1,398,316 in the year ended December 31, 1996. (See "SELECTED FINANCIAL DATA" herein).

GOLF ENTERTAINMENT BUSINESS

During 1999, the Company proceeded with its announced intention to become involved in the golf entertainment business by purchasing an existing golf facility.

During 1999, Golf Entertainment's business was to develop new golf recreational facilities, and potentially to acquire other golf-related businesses. Facilities were to be centered around a driving range and will provide a variety of golf practice areas for pitching, putting, chipping and sand play, and will be user-friendly for all levels of golfer and will appeal to the entire family. Certain driving ranges may permit night play and limited year round use. Each facility may offer instructional programs for men, women and juniors, and will be staffed with professional instructors. Most facilities will include a clubhouse that will house a full line pro shop and a snack bar, a miniature golf course(s) and batting cages. Where feasible, the facilities should include par-3 or executive-length (shorter than a regulation-length) golf courses. Golf Entertainment's 1999 revenues were derived from selling balls to be used on the driving range, charging for rounds of golf, selling golf equipment, golf apparel and related accessories through the pro shop, fees for instructional programs and from food and beverage sales. Golf Entertainment has sought to realize economies of scale at its facilities through centralized management information systems, accounting, cash management and purchasing programs.

The Company has refocused its golf business in the first quarter of 2000 to emphasize opportunities relating to golf Internet business.

SEASONALITY

During 1999, sales at the Company's golf facility were seasonal with higher revenue in the warmer months. Likewise, the Company expects its golf Internet business to generate higher revenue in the warmer months.

COMPETITION

The Company's golf facility faces competition from a number of sources from local owner/operator facilities as well as national entities. However, certain economic conditions within the golf range and golf course markets have adversely affected the availability of financing future acquisitions for the Company.

The Company expects less competition initially in its golf Internet business.

EMPLOYEES

As of December 31, 1999, the Company employed 26 full time and part time employees at Traditions Golf Club and 4 full time employees at its corporate headquarters. None of its employees are represented by a union. The Company believes that relations with its employees are favorable.

ACQUISITIONS

The Company completed its first strategic acquisition during 1999.

On May 22, 1999, Traditions Acquisition Corporation, a wholly-owned subsidiary of Golf Entertainment, Inc, acquired substantially all of the assets except for real estate of Golf Traditions I, Ltd., a partnership that developed
Traditions Golf Club in Edmond, Oklahoma. Traditions Golf Club has a 4,500 yard, 18 hole, par 60 executive length golf course, a 20 acre practice range of 80 tees with multiple target greens, an 18 hole practice putting course, a mini-course for juniors, a pro shop and a club house. The total complex is approximately 1 year old and encompasses approximately 120 acres. The purchase price for the purchased assets, approximately $454,073, were equal to the liabilities assumed, approximately $454,073. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. Concurrently, the Company entered into a ground lease for a 4-year term with two (2) additional term options of two (2) years each for $24,000 per month.

The operating results for the acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

SALE/DISPOSAL OF LEASING BUSINESS

On September 24, 1999, the Company and Somerset Capital Group, Ltd., a corporation organized under the laws of the State of Connecticut (the "Buyer") entered into a Purchase and Sale Agreement (the "Purchase Agreement") for the sale to Buyer of substantially all of the Company's leases of business equipment (the "Lease Portfolio"), the business equipment which is subject to those leases and certain other business equipment (collectively, the "Purchased Assets"). The purchase price was $3,559,500, consisting of cash in the amount of $524,500, which was, after offsets, paid at Closing, a promissory note in the amount of approximately $75,000, the assumption of certain recourse debt, and the assumption or repayment of the outstanding indebtedness owed to Excel Bank, N.A. and Finova Capital Corporation (the "Lenders") up to a maximum amount of $2,635,000. The Buyer also assumed all non-recourse debt (approximately $12,500,000) which encumbered the Purchased Assets. The purchase price was reduced by the extent that the Company took in new revenue from June 30, 1999 from leases that were not specifically excluded, and to the extent that revenue from June 30, 1999 from certain recurring sources exceeds the sum of $55,000 per month for two months, and fully for the months thereafter.

In addition, on September 24, 1999, the Company engaged the Buyer as the managing agent of the Purchased Assets.

Also, on September 24, 1999, the Company entered into an agreement with the Buyer whereby the Buyer will assist the Company in disposing of certain leases of equipment to Net Grocer, Inc. in exchange for 25% of the proceeds from such sale. The Buyer has also agreed that, to the extent the proceeds of such sale are insufficient to payoff amounts owed with respect to such leases, the Buyer will pay 25% of such deficiency, up to $75,000.

The Sale was completed on December 31, 1999, and the Company has ceased its equipment leasing business. The management agreement terminated as of that date.

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company's headquarters and the location of significant operations as of March 29, 2000.


                                    GENERAL         APPROXIMATE       TYPE OF
LOCATION                            CHARACTER       SQUARE FOOTAGE    INTEREST
--------                            ---------       --------------    --------
Alpharetta, GA (Headquarters)       Office              3,196          Leased
Edmond, OK                          Golf Course                        Leased

The Company believes its properties are in generally good condition, well maintained and suitable for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

In 1996, the Company acquired all of the outstanding common stock of Superior Computer Services, Inc. ("SCS") for 59,927 shares of the Company's common stock, valued at $400,000, and two $100,000 non-interest bearing notes. Pursuant to the terms of the related Stock Acquisition Agreement, the Company agreed to recompute the portion of the purchase price represented by the Company's common stock based on the average of the stock's closing price for the five consecutive trading days ended December 1, 1998. If such "Recomputed Value", as defined, was less than $400,000, the Company agreed to either (i) issue to the sellers additional shares of common stock such that the aggregate value of the total shares issued equaled $400,000 or (ii) pay the sellers an equivalent amount of cash. Due to significant operating losses at SCS, the Company had refused to issue such additional shares or cash. As a result, the two former shareholders of SCS had filed separate lawsuits against the Company seeking the Company's performance under the Stock Acquisition Agreement. The Company, in turn, countersued the former shareholders, asserting breach of fiduciary duty, breach of contract, fraud and fraudulent inducement. During the second quarter of 1999, the disputes were settled and the Company issued 210,000 shares of common stock to the two former shareholders. Also, the consolidated financial statements as of December 31, 1999 reflect a provision for an additional obligation of $10,000.

On July 1, 1999, the former chief executive office of the Company and another former employee of the Company filed a Complaint for Arbitration before the American Arbitration Association. The Complaint claims the Plaintiffs were improperly terminated by the Company, and that they are entitled to an unspecified amount of actual and punitive damages. On or about July 22, 1999, the Company answered, denying the allegations and submitting counterclaims against the former chief executive office for failure to repay monies owed and breaches of other duties to the Company. On the same day, the Company answered the other former employee's Complaint, and denied the allegations of that other former employee. The arbitration proceeding is to be presented in a hearing scheduled for June 13, 2000. The Company cannot reasonably estimate any outcome of the arbitration.

The Company is also involved in legal proceedings from time to time in the ordinary course of its business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted during the fourth quarter of 1999 to a vote of security holders of the Company through the solicitation of proxies and voted on at the annual meeting of stockholders on December 27, 1999:

1. To consider and vote upon a proposal to approve and adopt a Purchase and Sale Agreement dated as of September 24, 1999 between the Company and Somerset Capital Group, Ltd., as described in "Sale/Disposition of Leasing Business" above.

2.   To elect three (3) directors for the Company.

3. To consider and act upon a proposal to amend the Company's 1997 Stock Option Plan to increase the number of shares issuable under the Company's 1997 Stock Option Plan.

4. To approve a change to the Company's Certificate of Incorporation to provide for a staggered board of directors by dividing the directors of the Company into three classes, the term of office of those of the first class to expire at the next annual meeting, the second class one year thereafter, and the third class two years after the next annual meeting, and at each annual election held after such classification and election, directors will be chosen for the full term of their class of director.

5. The approval of Goldstein Golub Kessler LLP as independent auditors for the Company for the year ended December 31, 1999.

At the Annual Meeting, the following items were approved and adopted:

1. The stockholders approved the sale of the Company's leasing business to Somerset Capital Group, Ltd., and authorized the Company's chief executive officer to enter into such a transaction.

2.   The slate of Directors was elected.

3. The Company's 1997 Stock Option Plan was amended to increase the number of shares issuable under the Company's 1997 Stock Option Plan.

4. The change to the Company's Certificate of Incorporation to provide for a staggered board of directors by dividing the directors of the Company into three classes, the term of office of those of the first class to expire at the next annual meeting, the second class one year thereafter, and the third class two years after the next annual meeting, and at each annual election held after such classification and election, directors will be chosen for the full term of their class of director was approved and adopted.

5. Goldstein Golub Kessler LLP was approved as independent auditors for the Company for the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock trades on the Nasdaq Bulletin Board of the Nasdaq Stock Market under the symbol GECC.OB. The following table sets forth the high and low sales price quotations of the Company's common stock for the periods indicated. The quotations were retroactively adjusted to reflect the one for four reverse stock split which became effective on September 15, 1998.


                            1999               1998
FISCAL QUARTER          HIGH     LOW       HIGH      LOW
First Quarter          $1.19    $0.69     $3.63     $1.88
Second Quarter         $2.00    $0.69     $4.25     $2.13
Third Quarter          $0.97    $0.75     $2.00     $0.63
Fourth Quarter         $1.03    $0.50     $1.69     $0.53

As of March 29, 2000, the Company had approximately 207 shareholders of record of its $0.01 par value common stock and approximately 26 shareholders of record of its $0.01 par value preferred stock.

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

On August 17, 1999, the Company was notified by the Nasdaq SmallCap Market that the Company did not comply with the bid price requirement, as set forth in Nasdaq Marketplace Rule 4310 ( c) (04). On January 28, 2000, the Company's common stock was delisted and became immediately eligible to trade on the OTC Bulletin Board. The Company has requested and received a hearing before the Nasdaq Listing and Hearing Review Council regarding its listing. The Review Council is scheduled to review the Company's status in its July 2000 docket. The Company is actively pursuing with Nasdaq the continuance of the Company's re-listing. Currently, the Company's common stock is trading on the Nasdaq OTC Bulletin Board. The Company is not in compliance with Nasdaq SmallCap listing requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial information is derived from the consolidated financial statements of the Company and its wholly owned subsidiaries for the period indicated. The information set fort in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report and the Company's consolidated financial statements and notes thereto appearing in Item 8 of the report. All per share data has been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998 and the one-for-eight reverse stock split which became effective on February 24, 1994.

For the Year ended December 31,
(In thousands, except per share data)

                      1999          1998       1997         1996          1995
Revenues            $   585       $    --    $    --      $    --       $    --

Net Income/
(Loss) from
Operations           (1,364)           --         --           --            --

Discontinued
    Operations       (1,432)       (3,202)       330       (1,398)          201

Gain on Disposal         48            --         --           --            --

Extraordinary Gain      385            --         --           --            --

NET INCOME/
   (LOSS)            (2,412)       (3,202)       330       (1,398)          201

NET INCOME/
(LOSS) PER
COMMON SHARE          (1.10)        (2.63)      0.09        (1.80)        (0.04)

NET INCOME/
(LOSS) PER
COMMON SHARE-
DILUTED               (1.10)        (2.63)      0.08        (1.80)        (0.04)


Total Assets          1,610        26,381     29,074       27,687        27,285

Total Liabilities       992        23,929     23,595       22,449        21,410

Total Stockholders'
   Equity               618         2,452      5,478        5,238         5,875

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in Item 8 of this report.

OVERVIEW

On December 31, 1999, the Company sold to Somerset Capital Group, Ltd. (the "Buyer") substantially all of the Company's leases of business equipment (the "Lease Portfolio"), the business equipment, which is subject to those leases, and certain other business equipment. The purchase price was $3,559,500, consisting of cash in the amount of $524,500, less offsets, a promissory note in the amount of approximately $75,000, and the assumption of the outstanding indebtedness owed to the Company's lenders up to a maximum of $2,635,000. Additionally, the Buyer assumed all nonrecourse and recourse debt, except for the amounts owed Excel Bank related to the NetGrocer leases, which encumbers the leases and equipment (approximately $12,500,000). The sale was finalized on December 31, 1999.

With the sale completed on December 31, 1999, the Company has ceased its equipment leasing business and other technology related businesses and continues to pursue its new golf entertainment business strategy.

USE OF PROCEEDS

The net proceeds to the Company from the sale, after paying certain legal, accounting and other expenses associated therewith, were approximately $14,000 in cash and a $75,000 promissory note. The net proceeds were used for general corporate purposes, including repaying Excel Bank, N.A. for certain recourse debt not being assumed by the Buyer. The net proceeds were not received until December 31, 1999 and have not been used for its golf business.

During 1999, the Company proceeded with its announced intention to become involved in the business of owning and operating golf entertainment facilities. Mr. Ronald G. Farrell introduced in late 1998 a plan to re-orient the Company from its existing equipment leasing business to one that owns and operates golf courses. On February 17, 1999, the stockholders of the Company approved the issuance of convertible debentures to an investment company managed by Mr. Farrell, as well as the change of the Company's name to Golf Entertainment, Inc. from LEC Technologies, Inc.

GOLF ENTERTAINMENT BUSINESS

During 1999, the Company proceeded with its announced intention to become involved in the golf entertainment business by purchasing an existing golf facility. The Company has refocused its golf business in the first quarter of 2000 to emphasize opportunities relating to golf Internet business. See Item 1. BUSINESS "Golf Entertainment Business" above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

REVENUES

Total revenues for the year ended December 31, 1999 from the golf business were $585,482 comprised entirely of revenues from the Company's Traditions Golf Club. Traditions Golf Club operations were acquired in May 1999. Total revenues were $8,111,716 and $30,623,016 for the years ended December 31, 1999 and 1998, respectively from the discontinued leasing business. For financial statement purposes for the year ended December 31, 1999, all leasing revenues are shown net of leasing expenses as discontinued operations.

COSTS AND EXPENSES

Total non-leasing costs and expenses for the year ended December 31, 1999 were $751,185, comprised of $96,645 related to cost of sales related to revenues from golf operations and $654,540 of selling, general and administrative expenses related to the operations of the Traditions Golf Club, including depreciation expense of $40,428 and interest expense of $11,827. Total expenses directly related to the leasing business were $9,592,508 and $25,778,551 for the years ended December 31, 1999 and 1998, respectively. For financial statement purposes for the year ended December 31, 1999, all leasing expenses are shown net of leasing revenues as discontinued operations.

Corporate expense decreased 83.4% from $7,206,266 for the year ended December 31, 1998 to $1,198,739 for the year ended December 31, 1999, a decrease of $6,007,254. The decrease in corporate expense is attributable to a decrease in staffing levels between periods, consolidation of operations to Alpharetta, Georgia and a concentrated effort by the Company's new management to reduce general expenses, net interest income of $5,771 and depreciation expense of $56,179.

Traditions Golf Club results were in line with expectations of a facility in its first full 12 months of operations. The subsidiary reported a net loss from operations of $165,703. The Company is evaluating incremental revenue streams, including additional tournament event play, and cost control.

DISCONTINUED OPERATIONS

Loss from discontinued operations increased 100.00% from $-0- for the year ended December 31, 1998 to $1,432,446 for the year ended December 31, 1999, an increase of $1,432,446. The increase in the loss from discontinued operations between periods is due the sale of the leasing portfolio at December 31, 1999 and to the write down of inventory and residual values related to the Company's leasing operations recorded in the 1999 period. The Company recorded a net loss on discontinued operations of $1,480,792 and a gain on disposal of the discontinued operations' net fixed assets of $48,346.

The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At December 31, 1999, the Company had unexpired net operating loss carryforwards of approximately $7,000,000, which can be utilized to offset future taxable income, if any.

NET EARNINGS

As a result of the foregoing, the Company recorded a net loss of $2,411,691 for the year ended December 31, 1999 as compared to a net loss of $3,202,265 for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997 (Note: The discussion below pertains to the Company's discontinued leasing business.)

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

Revenue from the portfolio base of operating leases decreased 20.3% from $8,618,861 for the year ended December 31, 1997 to $6,869,524 for the year ended December 31, 1998, a decrease of $1,749,337. This decrease in operating lease revenue is due primarily to a combination of an increase in the number of direct finance leases written and the early termination of certain operating leases purchased by a customer. Direct sales of off-lease equipment decreased 28.2% from $1,882,638 for the year ended December 31, 1997 to $1,350,945 for the year ended December 31, 1998, a decrease of $531,693. This decrease in sales of off-lease equipment is due primarily to the technological obsolescence, and therefore salability, of approximately $900,000 of off-lease equipment. Finance income increased 66.8% from $475,140 for the year ended December 31, 1997 to $792,499 for the year ended December 31, 1998, an increase of $317,359. This increase in finance income is the result of a change in the mix of leases written from primarily operating leases to direct financing leases. The accounting classification of a lease transaction (see Note 2 of Notes to Consolidated Financial Statements for a description of the Company's lease accounting policies) is a function of the pricing of the transaction combined with the estimated end-of-lease residual value (i.e., if the estimated end-of-lease residual value is less than ten percent of equipment cost, the lease classification will most likely be direct financing). Revenue from sales-type leases increased 60.7% from $2,108,977 for the year ended December 31, 1997 to $3,388,533 for the year ended December 31, 1998, an increase of $1,279,556. This increase in sales-type lease revenue was due to the renewal, upgrade and consolidation of certain existing leases into new leases, which were accounted for as sales-type pursuant to SFAS No. 13. As compared to other lease transactions, sales-type leases result in a greater percentage of the related revenue and expense from the transaction being recognized at lease inception. Consequently, revenue recognized subsequent to lease inception consists only of the finance income element of the transaction.

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

Distribution cost of sales increased 4.34% from $14,686,695 for the year ended December 31, 1997 to $15,330,762 for the year ended December 31, 1998, an increase of $644,067. Distribution cost of sales relates to the distribution sales of ADI, SCS and PMCPI. Gross margin on distribution sales decreased slightly to 15.8% for the year ended December 31, 1998 from 16.6% for the year ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1998. On February 9, 1999, the Company and Merrill Lynch entered into a letter agreement whereby the Merrill Note was amended to provide for lesser monthly principal payments such that the then outstanding principal balance of approximately $215,000 would be amortized to zero as of June 1, 1999. The Merrill Note was guaranteed by the Company and was secured by the inventory and accounts receivable of PMCPI. During December 1999, the Company was able to reach a Settlement Agreement with Merrill Lynch, whereby the Company will pay monthly installments over a 16 month period, beginning in April 2000. As of December 31, 1999, the amount outstanding to Merrill Lynch was $125,000.

In March 1999, LEC Leasing, Inc. and Pinacor, Inc. entered into an agreement whereby $175,000 of accounts payable obligations were converted into a non-interest bearing term note payable in monthly installments of $20,000. At September 30, 1999, LEC Leasing, Inc. was in payment default under the note agreement. On October 12, 1999, the court entered a judgement against LEC Leasing, Inc. and certain of the Company's other subsidiaries in the amount of $228,777 plus interest on behalf of Pinacor, Inc. On December 31, 1999, all outstanding balances with Pinacor, Inc. were satisfied at the closing of the Sale of the leasing business to Somerset.

In March 1999, LEC Leasing, Inc. and IBM Corporation entered into an agreement whereby $347,884 of accounts payable obligations were converted into an 8% term note payable in monthly installments of $20,000. On November 12, 1999, the Company and IBM reached an agreement, subject to appropriate documentation, to substantially reduce the obligation and amend the repayment terms. As of December 31, 1999, the balance owed IBM is $50,000, due in quarterly installments of $12,500 beginning on March 31, 2000.

In November 1999, the Company finalized its lease negotiations in conjunction with its relocation to Alpharetta, Georgia. As part of the negotiations, the Company and landlord agreed to a build-out allowance. Actual costs of the build-out were greater than the allowance. The Company paid for the build-out with a combination of cash and a note payable to the landlord of $15,980 to be repaid over 5 years (lease term) at 10%. As of December 31, 1999, the Note Payable balance was $15,566.

Based on the Company's proceeds from the sale of its lease portfolio and the elimination of the related indebtedness combined with the anticipated purchase by LEC Acquisition LLC of the Company's 6% Convertible Debentures and the conversion thereof into shares of the Company's restricted common stock, management believes that it has adequate capital resources to continue its operations at the present level for at least the next twelve months.

The Company believes that inflation has not been a significant factor in its business.

The Company did not suffer any adverse consequences as a result of any "Y2K" problems.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management does not believe that any recently issued but not yet adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

FUTURE PLANS

During 1999, the Company pursued its efforts on acquiring and consolidating the ownership of existing golf ranges and golf centers. The Company believes that the fragmented ownership of golf ranges and centers, currently characteristic of the industry in the United States, coupled with the extensive business experience of the Company's CEO, Ronald G. Farrell, in negotiating and financing acquisition opportunities, offers an opportunity for growth. However, certain economic conditions within the golf range and golf course markets have adversely affected the availability of financing future acquisitions for the Company.

The Company has begun to focus on the Internet business as it relates to the golf industry. The Company is developing its own potential web site and evaluating other opportunities for acquisition.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe-harbors created thereby. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These and other similar forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, the availability and timing of external capital, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and worldwide economic and business conditions. With respect to economic conditions, a recession can cause customers to put off leisure time activities and adversely affect the Company's revenue. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements
                                                                             PAGE
Independent Auditors' Report - Goldstein Golub Kessler LLP                      29

Independent Auditors' Report - KPMG LLP                                         30

Consolidated Balance Sheets as of December 31, 1999 and 1998                    31

Consolidated Statements of Operations For The Years Ended
     December 31, 1999, 1998 and 1997                                           32

Consolidated Statements of Cash Flows For The Years Ended
     December 31, 1999, 1998 and 1997                                        33-34

Consolidated Statements of Stockholders' Equity For The
     Years Ended December 31, 1999, 1998 and 1997                               35

Notes To Consolidated Financial Statements                                   36-56

The consolidated financial statements of the Company are filed under this Item 8 pursuant to Regulation S-X. Financial statement schedules are omitted because either they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS


Name                            Age                        Position
----                            ---                        --------

Ronald G. Farrell               56               Chairman of the Board, Chief
                                                 Executive Officer and President

Larry M. Segall                 44               Director

John F. Chiste                  43               Director

Scott A. Lane                   35               Chief Financial Officer

BIOGRAPHICAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Ronald G. Farrell. Mr. Farrell, age 56, has served as the Chairman of the Board, and Chief Executive Officer of the Company since November 20, 1998, and as President since August 16, 1999. From July, 1992 through December, 1996, Mr. Farrell served as Chairman and CEO of Computer Integration Corp., a publicly traded company. Mr. Farrell is the founder, Chairman and President of R.G. Farrell, Inc. and RGF Investments, Inc., both founded in 1985. These companies are wholly owned by Mr. Farrell and are engaged in financial consulting in connection with private placements, public offerings, venture capital transactions and leveraged buyout and roll-up transactions. During the ten years from 1985 to 1995, Mr. Farrell directed the acquisition of fourteen companies and was instrumental in four public offerings.

Larry M. Segall. Mr. Segall, age 44, has served as a Director of the Company since November, 1989. Mr. Segall has been the Chief Financial Officer of Vitamin Shoppe Industries, Inc. since October, 1997, and the Chief Financial Officer, Secretary and Treasurer of its new e-commerce online subsidiary, Vitamin Shoppe.com, Inc. since June, 1999. From 1985 to 1996, Mr. Segall held a number of financial management positions and was Vice President, Treasurer and Controller of Tiffany & Co. In 1997, he was Senior Vice President - Merchandising Planning for Tiffany & Co. and was responsible for worldwide strategic sales, merchandising and product planning, including product development, product sourcing/replenishment, internal manufacturing, inventory management and distribution resource planning. From 1983 to 1985 he was the Controller of Murijani International Ltd. From 1977 to 1983 he was employed by Deloitte & Touche LLP.

John F. Chiste. Mr. Chiste, age 43, has been the Treasurer and Chief Financial Officer Bluegreen Corp. since November, 1997. From May, 1994 to October, 1997, he was the Chief Financial Officer of Computer Integration Corp. Prior to that, Mr. Chiste was Chief Financial Officer of Sports/Leisure, Inc. from May, 1992 to December, 1992. Prior to his employment by Sports/Leisure, Inc., Mr. Chiste was employed by Ernst & Young, LLP for 13 years, most recently as a Senior Manager. Mr. Chiste is a Certified Public Accountant.

Scott A. Lane. Mr. Lane, age 35, became the Chief Financial Officer of the Company in March 2000. Prior to joining the Company, Mr. Lane was with BWAY Corporation as a project manager since May 1998. From November 1991 through May 1998, Mr. Lane held progressive management positions in accounting with Turner Broadcasting System, Inc. From June 1986 to November 1991, Mr. Lane was with a large local public accounting firm in Atlanta. Mr. Lane is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation paid and/or accrued to each of the Company's executive officers for services rendered in all capacities to the Company during the three years ended December 31, 1999. No other executive officer received annual compensation in excess of $100,000 in any of the three fiscal years ended December 31, 1999. This information includes the dollar value of base salaries, bonuses, awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

(A)      SUMMARY COMPENSATION TABLE


Name of Individual and                                                 Other Annual
Principal Position      Fiscal Year    Salary ($)        Bonus ($)    Compensation ($)
------------------      --------------------------------------------------------------
Ronald G. Farrell       1999            $353,976            --                 --
Chairman & CEO          1998                  --            --                 --

Michael F. Daniels      1999            $134,448            --           $     --(1)
President (1)           1998            $326,385            --           $ 34,573(2)
                        1997            $336,519            --           $181,653(2)

William J. Vargas       1999            $110,250            --           $ 19,028(3)
CFO & Secretary         1998            $123,417            --                 --
                        1997            $128,871            --                 --


                                     Restricted     Securities        All Other
Name of Individual and     Fiscal    Stock          Underlying         Annual
Principal Position         Year      Awards($)     Options/SARs(#)  Compensation
------------------         ----      -------------------------------------------
Ronald G. Farrell          1999         --          200,000               --
Chairman & CEO             1998         --          300,000               --

Michael F. Daniels         1999         --               --(5)            --(4)
President                  1998         --          200,000(5)         2,500(4)
                           1997         --               --(5)         4,750(4)

William J. Vargas          1999         --               --(5)            --(4)
CFO & Secretary            1998         --           77,500(5)         1,825(4)
                           1997         --               --(5)         4,750(4)

(1) Michael F. Daniels served as the Company's Chairman & CEO during the period January 1, 1996 through November 20, 1998. Mr. Daniels resigned as President of the Company in March, 1999. Mr. Daniels employment agreement with one of the Company's subsidiaries was terminated in May 1999. Mr. Daniels has begun an arbitration process seeking the unpaid balance of the contract. See Item 3. Legal Proceedings.


(2) Consists of commission income based upon realization of excess residual values related to leases entered into prior to May 15, 1993.

(3) Represents amounts paid as a consultant during the fourth quarter of 1999.

(4)      Represents Company matching contribution to 401(k) Profit Sharing Plan.

(5) In January of 1997, August of 1997 and January of 1998, Messrs. Daniels and Vargas were granted stock options to purchase an aggregate of 404,000 shares and 163,750 shares, respectively. On December 8, 1997, Messrs. Daniels and Vargas voluntarily rescinded their respective 1997 option grants, together with all grants received prior thereto, with the exception of 147,531 stock options received by Mr. Daniels during 1993. In October 1998, Messrs. Daniels and Vargas voluntarily rescinded their respective 1998 option grants, to the extent that they had not been exercised, except for 2,500 stock options received by Mr. Vargas. Messrs. Daniels and Vargas received no compensation for such rescissions. All share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split that was effective September 15, 1998.

(B)      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                  Number of         Percent of
                  Securities        Total
                  Underlying        Options/SAR's     Exercise
                  Options/SAR's     Granted to        or Base           Expiration
Name              Granted (#)       In Fiscal Year    Price ($/Sh)         Date
----------------------------------------------------------------------------------
Ronald G.
Farrell             200,000           72.7%              $0.75            5/25/04

Michael F.
Daniels                  --             --                  --                 --

William J.
Vargas                   --             --                  --                 --


(C) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES



                                                   Number of                  Value of
                                                   Securities                Unexercised
                                                   Underlying                In-The-Money
                                                   Options/SAR's            Options/SAR's
                                                   At Fiscal                 At Fiscal
                  Shares                           Year End(#)               Year End($)
                  Acquired        Value            Exercisable/              Exercisable/
Name            On Exercised    Realized          Unexercisable             Unexercisable
----            ------------    --------          -------------             -------------
Ronald G.
Farrell               --            --          300,000/200,000          $28,000/$56,000

Michael F.
Daniels               --            --                       --                       --

William J.
Vargas                --            --                2,500/-0-(1)            $2,175/-0-

(1) In October 1998, Messrs. Daniels and Vargas voluntarily rescinded any stock option grants made in 1998, to the extent that they had not been exercised, with the exception of 2,500 stock option grants made to Mr. Vargas.

The last sales price for the Company's Common Stock on the Nasdaq SmallCap Market on December 31, 1999 was $0.97.

(D)      DIRECTORS' COMPENSATION

Each non-employee director of the Company is paid $1,000 per month. In addition, each director is entitled to participate in the Company's stock option plans. The Company does not pay its directors any additional fees for committee participation.

(E)      EMPLOYMENT CONTRACTS

Ronald G. Farrell serves as the Company's Chief Executive Officer under an employment agreement dated November 30, 1998 and effective January 1, 1999 through December 31, 2003, as amended. Mr. Farrell's compensation under such agreement was originally $240,000 through December 31, 1999, and increases by 10% per year thereafter, but was amended in May, 1999 to an annual salary of $360,000 through December 31, 1999, with annual 10% increases, due to increased responsibility associated with the Company's golf operations. In addition, Mr. Farrell is eligible to receive an annual bonus, payable quarterly, based on Company performance. Such bonus may not exceed Mr. Farrell's base salary for such respective fiscal year. Mr. Farrell was also granted the option to purchase a total of 300,000 shares of the Company's Common Stock, vesting in 100,000 share increments on each of December 31, 1999, December 31, 2000 and December 31, 2001. Pursuant to such employment agreement, if Mr. Farrell should die during the term thereof, a death benefit equal to eighteen months salary (currently $540,000) shall be paid to his estate. Mr. Farrell may be terminated for cause.

Michael F. Daniels served as the Company's President under an employment agreement dated October 1, 1998 and initially set to expire September 30, 2001. Mr. Daniels resigned as President of the Company in March, 1999, and was terminated from all remaining positions with the Company and its subsidiaries in May, 1999. Mr. Daniels' compensation under his employment agreement was set at $350,000 per annum and he was eligible for a bonus based on company performance. In previous employment agreements, Mr. Daniels was entitled to receive commissions equal to 25% of the net proceeds realized by the Company in excess of the expected residual value of equipment subject to leases which commenced prior to May 15, 1993 and for which Mr. Daniels was the lead salesperson. Certain promissory notes executed by Mr. Daniels also provide that the Company can offset against any amounts to be paid to Mr. Daniels any amount that Mr. Daniels owes the Company. The Company has not paid Mr. Daniels since his termination in May, 1999. Mr. Daniels has commenced an arbitration proceeding against the Company for payment of amounts allegedly due under his employment agreement, and the Company is vigorously defending that matter.

William J. Vargas served as the Company's Chief Financial Officer, Treasurer and Secretary under an employment agreement dated July 1, 1995 and originally expiring June 30, 2000. Mr. Vargas' compensation under such agreement is $135,000 per annum. Mr. Vargas resigned from the Company effective December 1, 1999, and remained on a contract basis thereafter to perform certain services for the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2000, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares (the "Common Stock") of common stock, $0.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company and the nominee for Director,
(iii) each executive officer of the Company earning more than $100,000 during the year ended December 31, 1999 and (iv) all executive officers and Directors as a group:

                                           Amount and Nature
        Name and Address of                  of Beneficial       Percentage of
        Beneficial Owner (1)                 Ownership (2)          Class (3)
        --------------------------         -----------------     --------------
        LEC Acquisition LLC                 1,274,599(4)             39.8%

        Ronald G. Farrell                     500,000(5)             15.6%

        William J. Vargas                      46,500(6)              1.5%

        Larry M. Segall                        83,844(7)              2.6%

        L. Derrick Ashcroft                    58,650(8)              1.8%

        Richard D. Falcone                     33,500(9)              1.0%

        John F. Chiste                         10,000(10)             0.3%

        Snow, Becker, Krauss, LLC             135,000(11)             4.2%


        All Directors and
        Executive Officers
        as a Group (6 persons)                732,494                22.8%


(1) The address for all individuals identified herein is 2500 Northwinds Parkway, Three Northwinds Center # 175, Alpharetta, Georgia 30004.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or upon the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options or warrants or shares of Series A Convertible Preferred Stock that are held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

(3) Based on 3,201,711 shares of Common Stock outstanding as of March 15, 2000.

(4) The Company has granted LEC Acquisition LLC a warrant to purchase 6% Convertible Debentures of the Company in the principal amount of $1,429,170 which are convertible into shares of Common Stock. LEC Acquisition LLC has purchased 1,236,099 shares pursuant to such convertible debentures. The number of shares of Common Stock reflected in the Table does not include the remaining 3,527,801 shares which are issuable to holders of 6% Convertible Debentures upon conversion. Mr. Farrell, as the managing partner of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of Common Stock at such time as the LLC distributes shares of Common Stock to its members. Mr. Farrell has disclaimed beneficial ownership of shares owned by LEC Acquisition, LLC.

(5) Includes options to purchase 500,000 shares of Common Stock granted to Mr. Farrell, 300,000 shares, which are currently exercisable.

(6) Includes options to purchase 2,500 shares of Common Stock granted to Mr. Vargas, which are currently exercisable.

(7) Includes options to purchase 30,000 shares of Common Stock granted to Mr. Segall, which are currently exercisable.

(8) Includes options to purchase 25,000 shares of Common Stock granted to Mr. Ashcroft, which are currently exercisable. Mr. Ashcroft was not renominated as a director of the Company. However, he remained a director through the end of the Annual Meeting.

(9) Includes options to purchase 30,000 shares of Common Stock granted to Mr. Falcone, which are currently exercisable. Mr. Falcone was not renominated as a director of the Company. However, he remained a director through the end of the Annual Meeting.

(10) Includes options to purchase 10,000 shares of Common Stock granted to Mr. Chiste, which are currently exercisable.

(11) The Company has been informed that Snow Becker Krauss PC has granted a proxy to Mr. Farrell to vote such shares through July 7, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has granted LEC Acquisition LLC a warrant to purchase 6% Convertible Debentures of the Company in the principal amount of $1,429,170 which are convertible into shares of Common Stock. LEC Acquisition LLC has purchased 1,236,099 shares pursuant to such convertible debentures. The number of shares of Common Stock reflected in the Table does not include the remaining 3,527,801 shares which are issuable to holders of 6% Convertible Debentures upon conversion. Mr. Farrell, as the managing partner of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of Common Stock at such time as the LLC distributes shares of Common Stock to its members. Mr. Farrell has disclaimed beneficial ownership of shares owned by LEC Acquisition, LLC.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

         (a) (1) The Consolidated Financial Statements included in Item 8 hereof and set forth on pages 32-59.
                  (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.
                  (3) The exhibits listed in the Index to Exhibits.

         (b)      Reports on Form 8-K.

The company did not file any Reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GOLF ENTERTAINMENT, INC.


Date:  April 14, 2000       By:  /s/ Ronald G. Farrell
                                 ---------------------------------
                                 Ronald G. Farrell
                                 Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  April 14, 2000       By:  /s/ Ronald G. Farrell
                                 ---------------------------------
                                 Ronald G. Farrell
                                 Chief Executive Officer and Director
                                 (Principal Executive Officer)


Date:  April 14, 2000       By:  /s/ Scott A. Lane
                                 ---------------------------------
                                 Scott A. Lane
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


Date:  April 14, 2000       By:  /s/ Larry M. Segall
                                 ---------------------------------
                                 Larry M. Segall
                                 Director


Date:  April 14, 2000       By:  /s/ John F. Chiste
                                 ---------------------------------
                                 John F. Chiste
                                 Director

Independent Auditors' Report

The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Goldstein Golub Kessler LLP

New York, New York
April 5, 2000

Independent Auditors' Report

The Board of Directors and Stockholders
LEC Technologies, Inc.

We have audited the accompanying consolidated statement of operations, stockholders' equity, and cash flows of LEC Technologies, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LEC Technologies, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ KMPG LLP

Las Vegas, Nevada
March 27, 1998

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,   DECEMBER 31,
                                                        1999           1998
                                                     -----------    -----------
ASSETS
Cash                                                      40,619        391,705
Receivables, net of allowance for doubtful
  Accounts of $6,339                                       5,891             --
Notes and accounts receivable, other                     329,833        143,376
Inventory                                                 19,721             --
Assets related to discontinued operations                616,002     25,293,380
Furniture and equipment, net of accumulated
  Depreciation of $165,650 and $425,465                  596,870        552,706
Other assets                                                 950             --
                                                     -----------    -----------
TOTAL ASSETS                                           1,609,886     26,381,167
                                                     ===========    ===========

LIABILITIES
Accounts payable                                         269,592             --
Accrued liabilities                                      205,653             --
Notes payable and lines of credit                        168,362             --
Liabilities related to discontinued
  operations                                             290,941     23,928,785
Other liabilities                                         57,254             --
                                                     -----------    -----------
TOTAL LIABILITIES                                        991,802     23,928,785
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $0.01 par
    value, 1,000,000 shares authorized, 380,000
    shares issued; 228,516 and 229,016 shares
    outstanding at December 31, 1999 and 1998,
    respectively                                           2,285          2,290
Common stock, $0.01 par value, 25,000,000
    shares authorized, 3,201,711 and 1,410,393
    shares issued and outstanding at December
    31, 1999 and 1998, respectively                       32,017         14,104

Additional paid-in capital                            10,914,470     10,354,985
Accumulated deficit                                  (10,330,688)    (7,918,997)
                                                     -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                               618,084      2,452,382
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             1,609,886     26,381,167
                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         1999              1998              1997
                                                      ----------        ----------        ----------
Revenue                                                  585,482                --                --

Cost of Revenue                                           96,645                --                --

Selling, general & administrative                      1,750,901                --                --

Depreciation and amortization                             96,607                --                --

Interest expense, net                                      5,771                --                --
                                                      ----------        ----------        ----------
                                                       1,853,279                --                --
                                                      ----------        ----------        ----------

Loss from continuing operations                       (1,364,442)               --                --

Income/(Loss) from discontinued
  operations                                          (1,480,792)       (3,202,265)          329,531

Gain on disposal                                          48,346                --                --
                                                      ----------        ----------        ----------

Net Income/(Loss) before extraordinary item           (2,796,888)       (3,202,265)          329,531

Extraordinary income-gain on forgiveness
  of debt                                                385,197                --                --
                                                      ----------        ----------        ----------
Net Income/(Loss)                                     (2,411,691)       (3,202,265)          329,531
                                                      ==========        ==========        ==========

Loss per share from continuing operations                  (0.62)               --                --

Income/(Loss) per share from discontinued
  Operations                                               (0.68)            (2.63)             0.09

Gain per share on disposal                                  0.02                --                --

Extraordinary gain per share                                0.18                --                --
                                                      ----------        ----------        ----------
Earnings (Loss) per common share                           (1.10)            (2.63)             0.09
                                                      ----------        ----------        ----------
Earnings (Loss) per common share - diluted                 (1.10)            (2.63)             0.08
                                                      ==========        ==========        ==========




The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                   1999            1998              1997
                                                                ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             (2,411,691)      (3,202,265)         329,531
  Adjustments to reconcile net loss to cash provided
  by operating activities:
    Depreciation & Amortization                                  2,785,366        5,242,149        5,757,672
    Write down of inventory and residual values                    694,630        1,455,378           75,331
    Stock compensation expense                                      96,564          148,981           53,274
    Gain on disposal                                               (49,024)              --               --
    Forgiveness of debt                                           (385,197)              --               --
    Change in assets and liabilities due to operating
activities, net of acquisition and disposition:
      (Increase) decrease in accounts receivable                 2,919,397         (205,101)      (1,275,291)
      (Increase) decrease in inventory                             445,599          721,923         (135,879)
      Increase (decrease) in accounts payable                   (3,341,572)        (212,358)         877,157
      Increase (decrease) in accrued liabilities                  (539,765)         253,093           33,502
      Increase (decrease) in other liabilities                     (47,944)        (513,690)        (309,593)
                                                                ----------       ----------       ----------
  Total adjustments                                              2,578,054        6,890,375        5,076,173
                                                                ----------       ----------       ----------

Net cash provided by operating activities                          166,363        3,688,110        5,405,704

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease inventory                            --        2,799,055        1,734,074
  Proceeds from sales of furniture, fixtures and equipment           7,820               --               --
  Investments in acquisition                                            --               --               --
  Purchases of furniture and equipment                             (73,623)        (303,992)        (132,908)
  Decrease in notes receivable-employees                           143,376               --               --
  Increase in notes receivable                                    (379,833)        (123,665)          22,874
  Additions to net investment in sales-type and direct
financing leases                                                        --       (5,323,960)      (3,618,507)
  Sales-type and direct financing lease rentals received         1,846,830        3,107,094        2,251,582
                                                                ----------       ----------       ----------

Net cash provided by (used in) investing activities              1,544,570       (3,871,008)      (5,996,738)
                                                                ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from nonrecourse and recourse discounted lease
rentals                                                                --        8,898,725        10,530,281
  Payments on nonrecourse and recourse discounted lease
rentals                                                        (2,182,856)      (9,354,127)       (9,433,039)
  Proceeds from notes payable                                      15,980        3,133,020         1,051,373
  Payments on notes payable                                      (275,973)      (2,245,200)       (1,944,911)
  Proceeds from sale of stock                                     380,830               --           125,000
  Proceeds from exercise of warrants                                   --               --           269,000
  Purchase of treasury stock                                           --          (66,454)          (38,609)
  Preferred stock dividends paid                                       --               --          (171,762)
                                                               ----------       ----------       -----------
Net cash provided by (used in) financing activities            (2,062,019)         365,964           387,333
                                                               ----------       ----------       -----------

Net increase (decrease) in cash                                  (351,086)         183,066          (203,701)

Cash at beginning of period                                       391,705          208,639           412,340

Cash at end of period                                              40,619          391,705           208,639
                                                               ==========       ==========       ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                    1,302,841        2,078,748         1,875,196
    Income Taxes                                                       --           43,627             3,750


The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                  PREFERRED STOCK          COMMON STOCK          ADDITIONAL
                                  ----------------     ---------------------      PAID-IN         ACCUMULATED
                                  SHARES    AMOUNT     SHARES         AMOUNT      CAPITAL          DEFICIT
                                  ------    ------     ------         ------     ----------      ------------
Balance at December 31, 1996      229,016    2,290     1,101,755      11,018      10,470,968     (5,046,263)

Sale of common stock                                      39,063         391         124,609

Issuance of common stock for
  services                                                12,500         125          46,750

Exercise of "B" warrants                                  67,250         672            (672)

Stock compensation expense                                                             6,399

Purchase of treasury stock

Preferred stock dividends                                                           (229,016)

Net income, 1997                                                                                    329,531
                                  -------------------------------------------------------------------------
Balance at December 31, 1997      229,016    2,290     1,220,568      12,206      10,419,038     (4,716,732)

Exercise of stock options                                234,375       2,344         146,637

Purchase of treasury stock

Write-off of shareholder notes
   receivables

Retirement of treasury stock                             (44,550)       (446)       (210,690)

Net loss, 1998                                                                                   (3,202,265)
                                  -------------------------------------------------------------------------
Balance at December 31, 1998      229,016    2,290     1,410,393      14,104      10,354,985     (7,918,997)

Conversion of preferred stock
   to common                         (500)      (5)          219           2               3

Stock compensation expense                               110,000       1,100          95,464

Issuance of stock in lieu of
  payment                                                345,000       3,450          96,549

Sale of stock                                          1,336,099      13,361         367,469

Net loss, 1999                                                                                   (2,411,691)
                                  -------------------------------------------------------------------------
Balance at December 31, 1999      228,516    2,285     3,201,711      32,017      10,914,470    (10,330,688)
                                  =========================================================================

                                                NOTES
                                              RECEIVABLE         TOTAL
                                  TREASURY      FROM         STOCKHOLDERS'
                                   STOCK     STOCKHOLDERS       EQUITY
                                  --------   ------------    ------------
Balance at December 31, 1996      (106,073)   (93,750)       5,238,190

Sale of common stock                                           125,000

Issuance of common stock for
  services                                                      46,875

Exercise of "B" warrants                                            --

Stock compensation expense                                       6,399

Purchase of treasury stock         (38,609)                    (38,609)

Preferred stock dividends                                     (229,016)

Net income, 1997                                               329,531
                                  ------------------------------------
Balance at December 31, 1997      (144,682)   (93,750)       5,478,370

Exercise of stock options                                      148,981

Purchase of treasury stock         (66,454)                    (66,454)

Write-off of shareholder notes
   receivables                                 93,750           93,750

Retirement of treasury stock       211,136                          --

Net loss, 1998                                              (3,202,265)
                                  ------------------------------------
Balance at December 31, 1998            --         --        2,452,382

Conversion of preferred stock
   to common                                                        --

Stock compensation expense                                      96,564

Issuance of stock in lieu of
  payment                                                       99,999

Sale of stock                                                  380,830

Net loss, 1999                                              (2,411,691)
                                  ------------------------------------
Balance at December 31, 1999            --         --          618,084
                                  ====================================

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations: Golf Entertainment, Inc. (formerly known as LEC Technologies, Inc.) and subsidiaries (LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc.; and Traditions Acquisition Corporation) (collectively, the "Company" or "Golf") is in the process of entering the business of owning and operating Golf Entertainment facilities and developing and acquiring golf related Internet companies. Mr. Ronald G. Farrell introduced in late 1998 a plan to re-orient the Company from the equipment leasing business to the golf industry, including owning and operating golf courses, as well as other opportunities in Internet ".com" businesses. On February 17, 1999, the stockholders of the Company approved the issuance of convertible debentures to an investment company managed by Mr. Farrell, as well as the change of the Company's name to Golf Entertainment, Inc. from LEC Technologies, Inc.

The Company's former line of business has been leasing business equipment. The equipment generally has been midrange computer systems, telecommunications systems, system peripherals (terminals, printers, communications controllers, etc.) and point-of-sale systems. The Company has provided customers with technical, financial and product alternatives, of various hardware platforms or manufacturers, and has assisted customers with equipment upgrades or selling used equipment.

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Allowance for Doubtful Accounts

The following table reflects changes in the Company's estimated reserve for doubtful accounts for each of the three years in the period ended December 31, 1999.

                         Balance at                                            Balance at
                        Beginning of                                             End of
                           Period             Expense        Write-off           Period
                        -------------         -------        ---------         -----------
1997                       170,699           (13,294)             --             157,405

1998                       157,405           250,350         103,388             304,367

1999                       304,367            62,878         360,906               6,339


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


Revenue Recognition

Golf based revenue is recorded when services are performed.

Inventory

Inventory of equipment that has come off lease is valued at the lower of cost or market based on specific identification. Inventory of equipment held for distribution is stated at the lower of cost (first in, first out) or market. Inventory of merchandise and perishables held at Traditions Golf course is valued at the lower of cost or market utilizing the first in, first out basis.

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

Depreciation and amortization are provided on the straight-line method over the following useful lives:


          Computer equipment                         3 to 5 years
          Furniture and office equipment             5 to 7 years
          Leasehold improvements                     Term of lease

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

Management periodically evaluates the carrying value of its long-lived assets, including operating leases, furniture and equipment and intangible assets. Whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss for the difference between the carrying value and the estimated net future cash flows attributable to such asset. As a result of operating losses at SCS and PMCPI, management determined that the carrying value of the goodwill associated with the acquisition of these entities exceeded the estimated net future cash flows attributable to them and, consequently, recorded an impairment loss of $567,360 during the year ended December 31, 1998.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which may not ultimately be realized.

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

Reclassification

Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

Operating Leases - Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation on the equipment, which is recognized on a straight-line basis over the term of the lease to the Company's estimate of the equipment's residual value.

NOTE 3: ACQUISITION OF TRADITIONS GOLF CLUB

On May 22, 1999, Traditions Acquisition Corporation, a wholly-owned subsidiary of Golf Entertainment, Inc. acquired substantially all of the assets except for real estate of Golf Traditions I, Ltd., a partnership that developed Traditions Golf Club in Edmond, Oklahoma. Traditions Golf Club has a 4,500 yard, 18 hole, par 60 executive length golf course, a 20 acre practice range of 80 tees with multiple target greens, an 18 hole practice putting course, a mini-course for juniors, a pro shop and a club house. The Company assumed liabilities in the amount of $454,073, which was equal to the total assets of the acquired business. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. Concurrently, the Company entered into a ground lease for a 4-year term with two (2) additional term options of two (2) years each for $24,000 per month. This lease is accounted for as an operating lease.

The operating results for the acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

The following unaudited proforma results assume the acquisition of Traditions Golf Club occurred at the beginning of the year ended December 31, 1999.

Net sales                                                 888,009
Net expenses                                            2,468,877
Discontinued operations                                (1,480,792)
Gain on disposal                                           48,346
Extraordinary item                                        385,197
                                                       ----------
Net loss                                               (2,628,117)
Basic earnings per share                                    (1.20)
Diluted earnings per share                                  (1.20)

NOTE 4: DISCONTINUED OPERATIONS

In 1998, the Board of Directors determined that, in light of the significant losses from the Company's equipment leasing business and the sizeable indebtedness of the Company from that business, that it was in the best interest of the Company that its equipment leasing business be sold and the Company should develop a golf entertainment business. The Directors agreed to the sale to repay indebtedness incurred in connection with the Company's equipment leasing business and to generate capital for the development of the golf entertainment business. The sale was consummated on December 31, 1999. The Company received approximately $14,000 in cash (after deducting expenses of approximately $315,000), plus a note receivable of $75,000 with monthly payments of $2,834 through June 2002 . These funds were used to pay ongoing expenses of the Company and repay Excel Bank, N.A. for certain recourse debt not being assumed by the Buyer. Furthermore, the Buyer has assumed approximately $12,500,000 of debt associated with the Company's business equipment leases and approximately $2,600,000 of senior secured debt.

Revenue related to the discontinued operations was $8,102,630, $30,623,016 and $30,714,624 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the Company had approximately $150,000 of lease inventory, $466,000 of leased assets and approximately $290,000 of related lease liabilities.

NOTE 5: INCOME TAXES

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 35% for the years ended December 31 as follows:

                                                                  1999                  1998                  1997
                                                               -----------           -----------           -----------
     Computed "expected" income tax
       expense (benefit)                                       $  (844,092)          $(1,120,793)          $   115,336
     Change in valuation allowance
       for deferred tax assets                                     809,429             1,115,340              (119,701)
     Nondeductible expenses                                         34,663                 5,453                 4,365
                                                               -----------           -----------           -----------
          Total tax expense                                             --                    --                    --
                                                               ===========           ===========           ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                       December 31,        December 31,
                                                                                           1999                1998
                                                                                       ------------        ------------
Deferred Tax Assets
     Allowances for doubtful accounts,
       inventory obsolescence and
       residual value realization not
       currently deductible                                                            $    712,884         $   544,941
     Expenses accrued for financial
       statement purposes, not
       currently deductible                                                                     -0-             576,450
     Net operating loss carryforwards                                                     1,460,642           1,859,444
                                                                                       ------------        ------------
     Total gross deferred tax assets                                                      2,173,526           2,980,835
     Valuation allowance                                                                 (2,173,526)         (1,364,097)
                                                                                       ------------        ------------
       Net deferred tax assets                                                                  -0-           1,616,738
                                                                                       ------------        ------------

Deferred Tax Liabilities

Basis difference for sales-type and
  direct financing leases for
  financial statement purposes and
  operating leases for tax purposes                                           -0-             409,446
Basis difference for operating
  leases, principally due to
  depreciation                                                                -0-           1,207,292
                                                                      -----------         -----------
Total deferred tax liabilities                                                -0-           1,616,738
                                                                      -----------         -----------
     Net deferred taxes                                               $        --         $        --
                                                                      ===========         ===========

The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 1999 and 1998, the Company determined that $2,173,526 and $1,364,097, respectively, of tax benefits did not meet the realization criteria.

At December 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $7,000,000 which are available to offset future taxable income, if any, through 2019.

NOTE 6:  NONRECOURSE AND RECOURSE DISCOUNTED LEASE RENTALS

The Company assigned the rentals of its leases to financial institutions at fixed rates on a nonrecourse or, to a lesser extent, on a recourse basis but retained the residual rights. In return for future lease payments, the Company received a discounted cash payment. Discounted lease rentals as of December 31, 1999 and 1998 were $115,941 and $15,450,421 respectively of which $115,941 and
$960,256 are recourse, respectively. Interest expense on discounted lease rentals for the years ended December 31, 1999 and 1998 was $838,584 and $1,341,652, respectively.

Principal and interest payments required on discounted lease rentals as of December 31, 1999 are $115,941 for the year ending December 31, 2000.

NOTE 7: NOTES PAYABLE, LINES OF CREDIT AND OBLIGATIONS UNDER CAPITAL LEASE

Notes Payable and Lines of Credit

In October of 1997, PMCPI and Merrill Lynch Business Financial Services, Inc. ("Merrill Lynch") replaced PMCPI's prior line of credit (the "Merrill Line of Credit") with a term note in the amount of $443,848 (the "Merrill Note"). Subsequently, the Company negotiated a term out of the remaining obligation, effective June 16, 1998, whereby the then outstanding principal and accrued interest balance of approximately $420,000 would be amortized to zero as of March 1, 1999. On February 9, 1999, the Company and Merrill Lynch entered into a letter agreement whereby the Merrill Note was amended to provide for lesser monthly principal payments such that the then outstanding principal and accrued interest balance of approximately $215,000 would be amortized to zero as of June 1, 1999. The Merrill Note is guaranteed by the Company and is secured by inventory and accounts receivable of PMCPI (collectively, the "Merrill Collateral"). The balance due on the Merrill Note is $125,000 as of December 31, 1999.

In November of 1995, the Company entered into a letter agreement with Excel Bank N.A. ("Excel") (formerly Union Chelsea National Bank) whereby Excel agreed to make available to the Company a $250,000 line of credit (the "Equity Line") to be used to fund the Company's equity investment in certain leases discounted by Excel (i.e., the difference between the cost of the leased equipment and the discounted present value of the minimum lease payments assigned to Excel). Borrowings under the Equity Line are evidenced by term notes and require monthly payments of principal and interest over a period equal to the term of the related discounted lease with a final balloon payment of between 30 and 50 percent depending on the lease term. Borrowings under the Equity Line are secured by the Company's residual interest in the equipment under lease and are guaranteed by the Company. Interest rates on the term notes are at the applicable discounted lease rate plus 1.75%. In addition, a fee equal to 15% of the original loan amount is due at maturity which amount is accrued ratably over the life of the loan. The unaccrued portion thereof at December 31, 1998 was $133,455. In July of 1996 and December of 1997, Excel increased its maximum commitment under the Equity Line to $1,000,000 and $2,500,000, respectively. Such maximum commitment is reduced by the amount of outstanding recourse discounted lease rentals funded by Excel and an outstanding capital lease obligation of approximately $960,256 and $78,535, respectively, at December 31, 1998. At December 31, 1999, the Company had outstanding term notes and available credit under the Equity Line of $0 and $0 respectively.

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

The Finova Term Loan requires a monthly principal payments of $25,000 plus interest at the prime rate plus 400 basis points from October 1, 1998 through September 1, 2001, at which time all remaining principal and accrued interest is due. Proceeds from the Finova Term Loan were used to repay the Company's outstanding indebtedness to bank of America National Trust and Savings Association in the amount of $1,366,365 and for general corporate purposes. The Finova Term Loan is secured by all of the personal property, tangible and intangible, of LEC Leasing, Inc. and ADI and is guaranteed by the Company. At December 31, 1999, the amount outstanding under the Finova Term Loan was $-0-.

Proceeds from the Finova Revolver were used to repay ADI's revolving credit agreement with Excel Bank, N.A. The Finova Revolver is secured by all of the personal property, both tangible and intangible, of ADI and LEC Leasing, Inc. and is guaranteed by the Company. At December 31, 1999, the amounts outstanding under the Finova Revolver were $-0-.

On March 9, 1998, ADI entered into a $500,000 Revolving Credit Agreement (the "ADI Credit Agreement") with Excel for general corporate purposes. Pursuant to the ADI Credit Agreement, Excel agreed, subject to certain conditions, to make advances to ADI from time to time prior to October 15, 1998 of up to $500,000. Amounts repaid under the ADI Credit Agreement may be reborrowed until October 15, 1998, the date that the loans under the ADI Credit Agreement mature. The loans under the ADI Credit Agreement bear interest at the prime rate plus 2.5%. Accrued interest, if any, will be payable monthly, beginning on April 1, 1998. The ADI Credit Agreement was guaranteed by the Company and was secured by a lien on the receivables, inventory and equipment of ADI. Under the ADI Credit Agreement, ADI agreed not to incur any additional indebtedness or to create any additional liens on its property other than under the ADI Credit Agreement. Upon consummation of the ADI Credit Agreement, Excel reduced its maximum commitment under the Equity Line to $2,000,000 and transferred the $160,838 term note to the ADI Credit Agreement. In September 1998, the then outstanding balance under the ADI Credit Agreement of $492,563 was paid in full from the proceeds of the $3,000,000 Finova Credit Facility discussed above.

In November 1999, the Company finalized its lease negotiations in conjunction with its relocation to Alpharetta, Georgia. As part of the negotiations, the Company and landlord agreed to a build-out allowance. Actual costs of the build-out were greater than the allowance. The Company paid for the build-out with a combination of cash and a note payable to the landlord of $15,980 to be repaid over 5 years (lease term) at 10%. As of December 31, 1999, the Note Payable balance was $15,566.

Notes payable and lines of credit consist of the following at December 31,

                                                                                          1999                1998
                                                                                       -----------         -----------
Term loan with Finova Capital Corporation, with interest at prime plus 4.0 percent, payable in monthly installments of $25,000 plus interest, due
September 1, 2001                                                                      $       -0-         $ 1,425,000

Revolving line of credit agreement with Finova Capital Corporation, with
floating interest rate of prime plus 2.0 percent                                               -0-             762,223

Term note with IBM Corporation, due in quarterly installments of $12,500
through December 31, 2000 with interest rate at 0.0 percent                                 50,000                 -0-

Term note with Merrill Lynch, due in varying monthly installments beginning from March 1, 2000 of $5,000 for 6 months, $7,500 for the next 6 months,
$10,000 for the remainder 5 payments with interest rate at 0.0 percent                     125,000             216,464

Secured notes payable to Excel Bank, payable in installments through
November, 1999 with fixed interest rates between 9.75 and 10.0 percent,
secured by leased equipment                                                                    -0-           1,479,072

Term note payable to Northwinds Center, LP, payments of $340 including
interest at 10%, due October 31, 2004                                                       15,566                 -0-

 Term note payable to Associates Leasing,
    Inc., payments of $8,248 including interest
    at 7.14%, due December 1, 2001                                                         101,894                 -0-

    Term note payable to Associates Leasing,
    Inc., payments of $392 including interest
    at 10.25%, due December 1, 2001                                                          4,600                 -0-

    Term note payable to Associates Leasing,
    Inc., payments of $640 including interest
    at 10.25%, due December 1, 2001                                                          7,503                 -0-

    Term note payable to Associates Leasing,
    Inc., payments of $227 including interest
    at 10.2%, due September 1, 2002                                                          4,575                 -0-

    Term note payable to New Holland Credit
    Company, payments of $1,257 including
    interest at 10.5%, due July 1, 2002                                                     21,866                 -0-

    Term note payable to Toyota Motor Credit
    Corporation, payments of $295 including
    interest at 9.25%, due July 1, 2002                                                      7,850                 -0-

    Other                                                                                      -0-             133,825
                                                                                       -----------         -----------
                                                                                       $   338,874         $ 4,016,584
                                                                                       ===========         ===========

Required annual principal payments as of December 31, 1999 are as follows:

                                         2000          $  173,931
                                         2001             146,080
                                         2002              11,746
                                         2003               3,554
                                         2004               3,563
                                                       ----------
                                            Total      $  338,874
                                                       ==========

Obligation under Capital Lease

As part of the Traditions acquisition, the Company assumed a certain capital lease obligation related to the assets acquired. The capital lease has specific imputed interest rates and payment obligations. As of December 31, 1999, the total obligation under capital lease is $4,488.

Obligations under capital lease consist of the following at December 31,

                                                               1999                     1998
                                                            -----------                ------
Southwestern Bell Financial Services,
payments of $361 including interest at
19.5%, due February 1, 2001                                 $     4,488                $-0-

Required annual lease payments as of December 31, 1999 are as follows:

                        2000             $     3,783
                        2001                     705
                                         -----------
                               Total     $     4,488
                                         ===========

NOTE 8:  COMMITMENTS AND CONTINGENCIES

a)   Lease Agreements

The Company leases its office space under an operating lease expiring October 2004. The minimum future rental payments required as of December 31, 1999 under the operating lease are:

Years ending December 31,


                                         2000          $   74,557
                                         2001              76,800
                                         2002              79,106
                                         2003              81,477
                                         2004              69,753
                                                       ----------
                                            Total      $  381,693
                                                       ==========

Rental expense on operating leases was $344,883, $301,658, and $267,552 for the years ended December 31, 1999, 1998, and 1997, respectively.

b)   Employment Contracts

The Company has employment agreements with one of its executive officers with remaining terms of approximately four years. Under this agreement, the employee is entitled to receive other employee benefits of the Company, including medical and life insurance coverage. If the agreement is terminated due to the death of an employee, a death benefit equal to eighteen months salary shall be paid to the employee's estate, currently $540,000. The Company may terminate for cause. The Company's annual expense under these agreements is approximately $360,000. The annual base salary under such agreement was $240,000 for the period January 1, 1999 through December 31, 2000, but was amended in May, 1999 to an annual salary of $360,000 through December 31, 1999, with annual 10% increases thereafter, due to increased responsibility associated with the Company's operations. In addition, pursuant to the terms of the agreement, such officer is eligible to receive an annual bonus equal to five percent (5%) of the Company's operating income for the year. Such bonus may not exceed such officer's base salary for each respective fiscal year.

NOTE 9:  RELATED PARTY TRANSACTIONS

a)   Company's Board of Directors

A current director of the Company is currently the Chief Financial Officer of Vitamin Shoppe Industries, Inc. and was formerly an officer of Tiffany & Co., two of the Company's leasing business customers. Another former director of the Company was formerly the Chief Operating Officer of NetGrocer, Inc., one of the Company's leasing business customers. Neither director received any cash or other remuneration from the Company other than their fees as directors and participation in the Company's stock option plans. The Company believes that the terms of its lease arrangements with Vitamin Shoppe Industries, Inc., Tiffany & Co. and NetGrocer, Inc. were fair and were reached on an arms-length basis.

b)   Aggregate Effect of Transactions with Related Parties

The Board of Directors of the Company has reviewed the aggregate effect on operations of the above-described transactions and concluded that such transactions were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

NOTE 10:  STOCKHOLDERS' EQUITY

In 1999, the Company issued 110,000 shares of restricted common stock for compensation. The fair market value of the shares at the date of issue was $96,564 and was expensed in 1999.

Also in 1999, the Company issued 345,000 shares of restricted common stock in lieu of payment. The fair market value of the shares at the date of issue was $99,999.

Also in 1999, 5 shares of the Company's preferred stock were converted into 219 shares of common stock. There was no economic effect to the company.

Also in 1999, LEC Acquisition LLC exercised its option to acquire 1,236,099 shares of common stock in exchange for its convertible notes. The fair market value of the shares at the dates of issue was $370,830.

Also in 1999, other 6% convertible notes were exercised at the stated option rate of $0.10 per share. 10,000 shares were issued.

On September 15, 1998, the Company's shareholders approved a one-for-four reverse stock split. All share data have been retroactively adjusted to give effect to the reverse split as of the first date presented.

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

At December 31, 1999 and 1998 there were 228,516 and 229,016 shares of preferred stock outstanding, respectively. Also, at December 31, 1999 and 1998 there were 1,506,544 and 1,509,840 warrants outstanding, respectively.

Accrued and unpaid preferred stock dividends were $57,254 at December 31, 1999 and 1998. The preferred stock has unaccrued and unpaid dividends in the amounts of $228,516 and $229,016 for December 31, 1999 and 1998, respectively.

B.  WARRANTS AND STOCK OPTIONS

Warrants

On November 30, 1998, the Company and LEC Acquisition LLC, a limited liability company whose managing partner is Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, entered into a Subscription Agreement whereby LEC Acquisition LLC was granted a one year warrant to purchase 6% Convertible Debentures up to an aggregate principal amount of $1,429,170. The 6% Convertible Debentures are convertible into up to an aggregate of 4,763,901 shares of the Company's common stock, such conversion being subject to shareholder approval. On February 17, 1999, the Company's shareholders approved a resolution authorizing the Company to issue such shares upon conversion of the 6% Convertible Debentures. On November 11, 1999, the Board of Directors approved an amendment to the Subscription Agreement to extend the Warrant exercise period to November 29, 2000. At December 31, 1999, $370,829 of the 6% Convertible Debentures had been issued and converted to 1,236,099 shares of common stock.

Stock Options

1)   Key Employee and Director

The Company has five stock option plans covering an aggregate of 690,781 shares of common stock which provide for the granting of incentive stock options and/or nonqualified stock options to employees and directors to purchase shares of common stock. Options granted to employees generally vest over a three to five year period and expire five years from the date of grant. Options granted to directors are immediately vested and expire ten years from the date of grant. Under the stock option plans, the exercise price of each option at issuance equals the market price of the Company's common stock on the date of grant.

Additionally, a former officer of the Company has 14,531 options to acquire common stock at an exercise price of $0.32 per share. The options were granted in 1993 in lieu of prospective commissions and were subject to a three-year vesting.

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

                                                                     1999                 1998                  1997
Net earnings (loss) available to common stockholders:
   As reported                                                  $   (2,412)           $   (3,202)           $      101
   Pro forma                                                        (2,493)               (3,457)                 (123)

Earnings (loss) per common weighted average share:
   As reported                                                  $    (1.10)           $    (2.63)           $     0.09
   Pro forma                                                         (1.14)                (2.84)                (0.11)

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0.0% for each year; expected volatility of 60 percent, 52 percent and 35 percent; risk free interest rates of 6.00%, 5.83%, and 5.96%; and expected lives of one year, three years and five years.

Additional information on shares subject to options is as follows:


                               1999                          1998                           1997
                      ----------------------        -----------------------        -----------------------
                                    Weighted                       Weighted                       Weighted
                      Number        Average         Number         Average         Number         Average
                        of          Exercise         of            Exercise         of            Exercise
                      Shares         Price          Shares          Price          Shares          Price
                      -------       --------        -------        --------        -------        --------
Outstanding at
  beginning of
  year                415,781        $1.12          138,906         $2.72          303,656         $6.48
Granted               275,000          .75          811,250          1.48          525,000          3.00
Exercised                 -0-                      (234,375)         2.00               --            --
Forfeited                 -0-                      (300,000)         2.19         (689,750)         3.04
                      -------                       -------                        -------
Outstanding at
  end of year         690,781         0.97          415,781          1.12          138,906          2.72
                      =======                       =======                        =======

Options exer-
  cisable at
  year end            490,781         1.08           83,865          1.93           42,073          2.08
                      =======                        ======                         ======
Weighted average
  fair value of
  options granted
  during the year                    $0.75                          $0.46                          $1.00
                                     =====                          =====                          =====

The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding
                              -----------------------------
                                Weighted
                                Average          Weighted
                                Number           Remaining             Average
               Range of           of            Contractual            Exercise
               exercise prices  Shares              Life                Price
               ------------------------------------------------------------------
               $   0.10         2,500               3.8 yrs              $   0.10
                   0.32        14,531               3.7 yrs                  0.32
                   0.69       300,000               8.9 yrs                  0.69
                   0.75       275,000               5.0 yrs                  0.75
                   0.81        20,000               8.8 yrs                  0.81
                   3.00        78,750               2.2 yrs                  3.00
                              -------
                              690,781               3.0 yrs              $   0.97
                              =======

                                           Options Exercisable
                                       ----------------------------
                                                           Weighted
                                      Number                Average
               Range of exercise        of                 Exercise
                    prices            Shares                 Price
               ---------------------------------------------------
               $    0.10                2,500            $    0.10
                    0.32               14,531                 0.32
                    0.69              100,000                 0.69
                    0.75              275,000                 0.75
                    0.81               20,000                 0.81
                    3.00               78,750                 3.00
                                      -------
                                      490,781                 1.08
                                      =======

2)   Other Options

Options granted to other than employees/directors are accounted for based on the fair value method pursuant to SFAS No. 123 utilizing the Black-Scholes option-pricing method. The amount charged to expense in 1997 for such options was $6,399.

In August 1997, the Company granted an aggregate of 37,500 options (12,500 at an exercise price of $3.00 and 25,000 at an exercise price of $4.00) to an unaffiliated company for services. Such options were immediately vested and expired in August 1999. Subsequent to December 31, 1997, the grant was modified to eliminate the 25,000 options having the $4.00 per share exercise price.

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

NOTE 11:  MAJOR CUSTOMERS

Revenue from leases with three customers of the Company accounted for 17.2%, 7.6%, and 2.3% of consolidated revenues for the year ended December 31, 1998, 15.0%, 9.2% and 3.7% of consolidated revenues for the year ended December 31, 1997. There are no significant customer relationships remaining after the sale of the lease portfolio.

NOTE 12:  EMPLOYEE BENEFIT PLANS

The Company had a qualified 401(k) Profit Sharing Plan (the "Plan") covering all employees of the Company, including officers. Employees were eligible to participate in the Plan upon hire. The Plan required the Company to match 50% of each dollar contributed by a Plan participant up to the participant's qualified deferral amount during 1997 and 1996. Effective January 1, 1998, the Plan was amended to reduce the Company's matching percentage to 25% of each participant's contribution. During 1998 and 1997, the Company contributed its required amounts of $49,386 and 56,902 to the Plan on behalf of the Plan's participants. The plan was terminated in 1999.

NOTE 13:  SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 1999, the Company issued 110,000 shares of common stock in exchange for services valued at $96,564; converted $522,884 in accounts payable obligations into term notes; issued 345,000 shares of restricted common stock to satisfy accounts payable obligations of $100,000; and assumed $454,073 in liabilities in exchange for $454,073 in assets to be used in connection with the operations of the Traditions Golf Club.

During the year ended December 31, 1998, the Company issued 234,375 shares of common stock pursuant to the cashless exercise of stock options.

During the year ended December 31, 1997, the Company purchased computer hardware and software for $140,420 which was funded through a capital lease obligation.

During the year ended December 31, 1997, operating lease assets of $1,128,453 were reclassified as sales-type or direct financing leases due to lease renewals/upgrades.

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

The carrying amounts at December 31, 1999 and 1998 for receivables, accounts payable, accrued liabilities, notes payable and lines of credit approximate their fair values due to the short maturity of these instruments.

NOTE 15:  1999 FOURTH QUARTER CHARGES

During the fourth quarter of 1999, the Company recorded a charge of $900,000 to reduce the carrying amount of certain assets related to discontinued operations. These charges resulted from a decrease in the market value due to obsolescence of the computer equipment held in storage facilities. Although management believes that its recorded residual values are properly stated, there can be no assurance that the Company will not experience further write-downs in the future.

NOTE 16:  EARNINGS PER COMMON SHARE

In February of 1997, the Financial Accounting Standards Board issued SFAS No 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of "primary EPS" with a presentation of "basic EPS" and "fully diluted EPS" with "diluted EPS". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS under APB Opinion No. 15. The following EPS amounts reflect EPS as computed under SFAS No. 128 for the years ended December 31 (all share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998):

                                                                   1999                  1998                  1997
                                                               ------------          ------------          ------------
Shares outstanding at
  beginning of period                                             1,410,393             1,197,268             1,085,230
Effect of issuance of common
  stock compensation                                                 45,342                    --                10,925
Issuance of common stock in
  lieu of payment                                                   175,535                    --                    --
Sale of stock                                                       553,873                    --                    --
Conversion of preferred stock                                           109                    --                    --
Issuance of common stock
  pursuant to private place-
  ment transactions                                                      --                    --                12,200
Exercise of stock options                                                                  32,748                    --
Exercise of "B" warrants                                                 --                    --                64,671
Purchase of treasury stock                                               --               (13,419)               (4,520)
                                                               ------------          ------------          ------------
Weighted average common
  shares outstanding                                              2,185,252             1,216,597             1,168,506
                                                               ============          ============          ============
Net income (loss)                                              $ (2,411,691)         $ (3,202,265)         $    329,531
Preferred stock dividends                                                --                    --              (229,016)
                                                               ------------          ------------          ------------
Net earnings available to
  common shareholders                                          $ (2,411,691)         $ (3,202,265)         $    100,515
                                                               ============          ============          ============
Earnings (loss) per common
  share                                                        $      (1.10)         $      (2.63)         $       0.09
                                                               ============          ============          ============

Weighted average common
  shares outstanding                                              2,185,252             1,216,597             1,168,506
Effect of common shares
  issuable upon exercise of
  dilutive stock options                                                 --                    --                38,762
                                                               ------------          ------------          ------------
Weighted average common
  shares outstanding assuming
  dilution                                                        2,185,252             1,216,597             1,207,268
                                                               ============          ============          ============
Earnings (loss) per common
  share assuming dilution                                      $      (1.10)         $      (2.63)         $       0.08
                                                               ============          ============          ============

The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive:

                                                                   1999                  1998                  1997
                                                                 ---------             ---------             ---------

Options                                                            690,781               309,791               112,000
Warrants                                                         1,506,544             1,207,179             1,207,179
Convertible preferred stock                                        228,516               100,195               100,195
Warrants issuable upon conversion
  of preferred stock if conversion
  occurred prior to August 4, 1998                                      --                71,568                71,568

NOTE 17:  SUBSEQUENT EVENTS

In March 2000, the Board approved the Company's business plan to continue in the golf industry by refocusing its primary activities on opportunities in golf Internet ".com" businesses from the acquisition of golf ranges and executive par 3 golf courses. The Company has begun to focus on the Internet business as it relates to the golf industry. The Company is developing its own potential web site and evaluating other opportunities for acquisition.

(a)       Exhibits

Exhibit
Number                             Description
  3.1          Certificate of Incorporation.*
  3.2          Certificate of Amendment of Certificate of Incorporation,
               dated June 23, 1995.**
  3.3          Certificate of Amendment of Certificate of Incorporation,
               dated March 20, 1997.******
  3.4          By laws.*
  4.1          Specimen Common Stock Certificate.*
  4.2          Specimen Series A Convertible Preferred Stock Certificate.*
  4.3          Specimen Warrant Certificate.*
  4.4          Certificate of Designation of Series A Convertible Preferred
               Stock.*
  4.5          Form of Representative's Warrants.*
  4.6          Form of Class C Common Stock Purchase Warrant.*****
  4.7          Form of Class D Common Stock Purchase Warrant.*****
  4.8          Amended and Restated Warrant Agency Agreement Dated as of
               March 3, 1998, between the Company and American Stock Transfer and Trust Company, as Warrant Agent.*****
 10.1          Standard Office Lease - Gross dated April 7, 1995 between
               the Company and Jack Cason (relating to office space in
               Clark County, Nevada).**
 10.2          1991 Directors' Stock Option Plan.*
 10.3          1991 Key Employees' Stock Option Plan.*
 10.4          1993 Directors' Stock Option Plan.*
 10.5          1993 Key Employees' Stock Option Plan.*
 10.6          1994 Stock Option Plan.****
 10.7          1996 Stock Option Plan.*****
 10.8          1997 Stock Option Plan.******
 10.9          Form of 1996 Non-Plan Director Stock Option Agreement.******
 10.10         Indemnification Agreement dated as of September 5, 1990
               between the Company and Michael F. Daniels.*
 10.11         Loan Agreement with Bank of America dated July 11, 1995.***
 10.12         Amendment No. 1 to Loan Agreement with Bank of America.***
 10.13         Amendment No. 2 to Loan Agreement with Bank of America.***
 10.14         Amendment No. 3 to Loan Agreement with Bank of America.***
 10.15         Amended and Restated Business Loan Agreement with Bank of
               America dated February 28, 1997.*******
 10.16         Bank of America Loan Modification Agreement dated July 24,
               1997.*******
 10.17         Second Bank of America Loan Modification Agreement dated
               February 5, 1998.*******
 10.18         Merrill Lynch Line of Credit Agreement.***
 10.19         Amendment No. 1 to Merrill Lynch Line of Credit Agree-
               ment.***

 10.20         Amendment No. 2 to Merrill Lynch Line of Credit Agree-
               ment.***
 10.21         Letter Agreement and Collateral Installment Note dated as of
               October 8, 1997 with Merrill Lynch Business Financial
               Services, Inc.*******
 10.22         Letter Agreement between the Registrant and Excel Bank, N.A.
               (formerly Union Chelsea National Bank) dated November 27,
               1995.***
 10.23         Revolving Credit Agreement with Excel Bank, N.A. dated as
               March 8, 1998.*******
 21            List of Subsidiaries.
 27            Financial Data Schedule (for SEC use only).

      * Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on June 10, 1993, Registration No. 33-64246.
     ** Incorporated by reference to the Company's Post Effective
        Amendment No. 1 on Form S-2 to its Registration Statement on Form
        S-2, as filed with the Securities and Exchange Commission on August 1, 1995, Registration No. 33-93274.
    *** Incorporated by reference to the Company's 1995 Annual Report on
        Form 10-KSB/A, as filed with the Securities and Exchange Commission on April 23, 1996, Commission File No. 0-18303.
   **** Incorporated by reference to the Company's 1994 Proxy Statement,
        Commission File No. 0-18303.
  ***** Incorporated by reference to the Company's 1996 Proxy Statement,
        Commission File No. 0-18303.
 ****** Incorporated by reference to the Company's Registration Statement on Form S-8/S-3, as filed with the Securities and Exchange Commission on June 11, 1997, Commission File No. 333-28921.
******* Previously filed.