Form 10-Q
period 2000-03-31
GOLF ENTERTAINMENT INC
filed 2000-05-10
CIK 849354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-18303

                            GOLF ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   11-2990598
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                            2500 Northwinds Parkway
                       Three Northwinds Center, Suite 175
                         Alpharetta, Georgia 30004-2245
                    (Address of principal executive offices)
                                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

There were 4,335,044 shares of Common Stock ($0.01 par value) outstanding as of April 30, 2000.

                   GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      For the Quarter ended March 31, 2000


                                                                                                   Page Number

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Independent Accountants' Report - Goldstein
                       Golub Kessler LLP                                                               3

                  Consolidated Balance sheets at March 31, 2000 and
                       December 31, 1999 (Unaudited)                                                 4-5

                  Consolidated Statements of Operations for the three
                       months ended March 31, 2000 and 1999 (Unaudited)                                6

                  Consolidated Statements of Cash Flows for the three
                       months ended March 31, 2000 and 1999 (Unaudited)                                7

                  Notes to Consolidated Financial Statements (Unaudited)                            8-10

Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                         11-13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                   14

Item 2.           Submission of Matters to a Vote of Securities Holders                               14

Item 5.           Other Information                                                                   15

Item 6.           Exhibits and Reports on Form 8-K                                                    15

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                        Independent Accountants' Report


The Board of Directors and Stockholders
Golf Entertainment, Inc.


We have reviewed the accompanying consolidated balance sheet of Golf Entertainment, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

New York, New York
May 9, 2000

                   GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                           March 31,     December 31,
                                                              2000           1999
                                                              ----           ----
                                                          (UNAUDITED)      (AUDITED)

ASSETS
  CURRENT ASSETS
    Cash                                                   $    8,958     $   40,619
    Receivables-net of allowance for doubtful accounts
      of $3,621 and $6,339 at March 31, 2000 and
      December 31, 1999, respectively                           9,515          5,891
    Prepaid expenses                                            6,537             --
    Notes and accounts receivable-other                        88,269        329,833
    Inventory                                                  16,721         19,721
                                                           ----------     ----------
      Total Current Assets                                    130,000        396,064
                                                           ----------     ----------

  FURNITURE AND EQUIPMENT-net of accumulated
      depreciation of $197,754 and $165,650 at March
      31, 2000 and December 31, 1999, respectively            564,463        596,870
                                                           ----------     ----------

  OTHER ASSETS
    Assets related to discontinued operations                 510,110        616,002
    Other assets                                                  950            950
                                                           ----------     ----------
      Total Other Assets                                      511,060        616,952
                                                           ----------     ----------

TOTAL ASSETS                                               $1,205,523     $1,609,886
                                                           ==========     ==========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                 March 31,      December 31,
                                                                    2000           1999
                                                                    ----           ----
                                                                (UNAUDITED)      (AUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                            $    286,336   $    269,592
    Accrued expenses                                                 225,465        205,653
    Current maturities of long-term debt                              81,307         80,644
                                                                ------------   ------------
      Total Current Liabilities                                      593,108        555,889
                                                                ------------   ------------

  LONG-TERM DEBT                                                      87,590         87,718
                                                                ------------   ------------

  OTHER LIABILITIES
    Liabilities related to discontinued operations                   183,533        290,941
    Other liabilities                                                 57,254         57,254
                                                                ------------   ------------
      Total Other Liabilities                                        240,787        348,195
                                                                ------------   ------------

TOTAL LIABILITIES                                                    921,485        991,802
                                                                ------------   ------------

STOCKHOLDERS' EQUITY
  Series A preferred stock, $0.01 par value, 1,000,000
         shares authorized, 380,000 shares issued, 228,516
         shares outstanding                                            2,285          2,285
  Common stock, $0.01 par value, 25,000,000 shares
         authorized, 4,335,044 and 3,201,711 shares issued
         and outstanding at March 31, 2000 and December
         31, 1999, respectively                                       43,350         32,017
  Additional paid-in capital                                      11,285,717     10,914,470
  Accumulated deficit                                            (11,047,314)   (10,330,688)
                                                                ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                           284,038        618,084
                                                                ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                            $  1,205,523   $  1,609,886
                                                                ============   ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended
                                                    ------------------
                                                  March 31,      March 31,
                                                    2000           1999
                                                    ----           ----

Revenue                                          $   99,105     $       --
                                                 ----------     ----------

Cost of revenue                                      20,626             --

Selling, general and administrative                 489,975             --

Settlement of legal proceedings (see                274,933             --
  PART II, Item 1)

Depreciation and amortization                        32,714             --

Interest expense, net                                 5,604             --
                                                 ----------     ----------

                                                    823,852             --
                                                 ----------     ----------

Loss from continuing operations                    (724,747)            --

Income/(loss) from discontinued operations            8,121       (449,114)
                                                 ----------     ----------

Net loss                                         $ (716,626)    $ (449,114)
                                                 ==========     ==========

Loss per share from continuing operations        $    (0.19)    $       --

Income/(loss) from discontinued operations       $       --     $    (0.28)

Loss per common share - basic and diluted        $    (0.19)    $    (0.28)

Weighted average shares outstanding               3,755,245      1,597,488


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Three Months Ended
                                                                                  ------------------
                                                                                March 31,      March 31,
                                                                                  2000           1999
                                                                                  ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (716,626)  $   (449,114)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                    32,714        650,270
    Stock compensation expense                                                           --         37,500
    Issuances of stock for services                                                 117,580             --
    Gain on disposals                                                                (6,605)            --
    Change in assets and liabilities due to operating activities:
      (Increase) decrease in accounts receivable                                     (3,621)     1,601,373
      Decrease in inventory                                                           3,000        638,054
      Increase in prepaid expenses                                                   (6,537)            --
      Increase (decrease) in accounts payable                                        16,744       (552,695)
      Increase (decrease) in accrued liabilities                                     19,812       (273,667)
      Decrease in other operating activities                                             --          4,670
                                                                               ------------   ------------
   Total adjustments                                                                173,087      2,105,505
                                                                               ------------   ------------

Net cash provided by (used in) operating activities                                (543,539)     1,656,391

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease inventory                                          6,605          7,530
  Purchases of inventory for lease                                                       --       (525,374)
  Purchases of furniture and equipment                                                 (310)            --
  Payments received on notes receivable                                              41,731             --
  Decrease (increase) in notes receivable                                           199,833        (22,486)
  Additions to net investment in sales-type and direct
    financing leases                                                                     --       (841,964)
  Sales-type and direct financing lease rentals received                            105,892        859,774
                                                                               ------------   ------------

Net cash provided by (used in) investing activities                                 353,751       (522,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and recourse discounted
    lease rentals                                                                        --      1,459,552
  Payments on nonrecourse and recourse discounted
    lease rentals                                                                  (107,408)    (2,143,390)
  Proceeds from notes payable                                                         2,516         79,176
  Payments on notes payable                                                          (1,981)      (816,439)
  Proceeds from sale of stock                                                       265,000         72,730
                                                                               ------------   ------------
Net cash provided by (used in) financing activities                                 158,127     (1,348,371)
                                                                               ------------   ------------

Net decrease in cash                                                                (31,661)      (214,500)

Cash at beginning of period                                                          40,619        391,705
                                                                               ------------   ------------

Cash at end of period                                                          $      8,958   $    177,205
                                                                               ============   ============

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                                   $        711   $    457,796
    Income taxes                                                               $         --   $         --


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

         All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform with current period presentation. The information furnished reflects all adjustments which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The operating results and cash flows for the three month periods presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

Note 2.  Earnings per Common Share

         Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the three months ended March 31, 2000 and 1999 were 3,755,245 and 1,597,488, respectively. Vested and unvested options, warrants and convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

Note 3.  Notes Payable

Notes payable consist of the following at:


                                                             March 31,    December 31,
                                                               2000           1999
                                                               ----           ----
    Term note payable to Northwinds
    Center, LP, payments of $340 including
    interest at 10%, due October 31, 2004                        14,931         15,566

    Term note payable to Associates Leasing,
    Inc., payments of $8,248 including interest
    at 7.14%, due December 1, 2001                              103,400        101,894

    Term note payable to Associates Leasing,
    Inc., payments of $392 including interest
    at 10.25%, due December 1, 2001                               4,718          4,600

    Term note payable to Associates Leasing,
    Inc., payments of $640 including interest
    at 10.25%, due December 1, 2001                               7,697          7,503

    Term note payable to Associates Leasing,
    Inc., payments of $227 including interest
    at 10.2%, due September 1, 2002                               4,693          4,575

    Term note payable to New Holland Credit
    Company, payments of $1,257 including
    interest at 10.5%, due July 1, 2002                          22,465         21,886

    Term note payable to Toyota Motor Credit
    Corporation, payments of $295 including
    interest at 9.25%, due July 1, 2002                           7,382          7,850
                                                           ------------   ------------
                                                           $    165,286   $    163,874
                                                           ============   ============


Obligations under capital lease consist of the following at:


                                                           March 31     December 31,
                                                             2000           1999
                                                             ----           ----
Southwestern Bell Financial Services,
Payments of $361 including interest at
19.5%, due February 1, 2001                                $  3,611       $  4,488
                                                           ========       ========

Note 4.  Assets and Liabilities Related to Discontinued Operations

Excluded from the sale of the leasing portfolio on December 31, 1999, the Company retained certain assets and liabilities related to its former line of business. The assets and liabilities related to discontinued operations are as follows:


                                                  March 31,    December 31,
                                                    2000           1999
                                                    ----           ----

Inventory, net of reserve for obsolescence       $  150,000     $  150,000
Investment in leased assets, sales-type             360,110        466,002
                                                 ----------     ----------
                                                 $  510,110     $  616,002
                                                 ==========     ==========

Notes payable                                    $  183,533     $  290,941
                                                 ==========     ==========

Note 5.  Supplemental Disclosures of Noncash Investing and Financing Activities

During the three months ended March 31, 2000, the Company issued 75,000 shares of common stock in exchange for services valued at $73,830 and 175,000 shares of common stock in settlement of an outstanding legal proceeding valued at $43,750.

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

Results of Operations

         For the three months ended March 31, 2000, the revenues from the Company's golf facility in Edmond, Oklahoma was $99,105. The cost of revenue for the same period was $20,626. The overhead expenses, depreciation and interest related to the golf facility was $161,834, $17,375 and $7,463, respectively. Traditions Golf Club results were in line with expectations for the seasonality of the first quarter of the year within the golf course and golf range business.

         For the three months ended March 31, 2000, the selling, general and administrative costs of the corporate headquarters were $328,141. Depreciation related to corporate operations was $15,339. Interest income, net of interest expense, related to corporate operations was $1,859. Management has put a cost control plan into place which will reduce even further overhead expenses.

         During the three months ended March 31, 2000, management has been successful in settling substantially all outstanding legal proceedings. The total settlement costs of $274,933 are a combination of cash to be paid over the balance of the year, the issuance of common stock and the cancellation of certain promissory notes. See PART II, Item 1--Legal Proceedings.

         For the three months ended March 31, 2000, the Company sold some of its off-lease inventory and received financing income from payments made by the lessor of its remaining sales-type leases. The Company reported income of $8,121 from the results of these transactions.

         As a result of the foregoing, the Company recorded a net loss of $716,626 for the three months ended March 31, 2000 as compared to a net loss of $449,114 for the three months ended March 31, 1999.

         Management believes that with the disposition of its leasing business and beginning of the golf season that the Company is poised for increased growth through its current operations and future acquisitions.

Liquidity and Capital Resources

         The Company's cash requirements for operations and capital expenditures during the three months ended March 31, 2000 were financed through the proceeds from the sale of common stock, lease rental payments and operations of the golf course facility.

         Additionally, the Company anticipates selling to LEC Acquisition LLC, whose managing member is the president of the Company, 6% Convertible Debentures, and additionally, the Company anticipates the subsequent conversion of the debentures into shares of the Company's restricted common stock, thus management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months.

Future Plans

         The Company has begun to focus on the Internet business as it relates to the golf industry. The Company is developing its own potential web site and evaluating other opportunities for acquisition. To fully develop the golf Internet business, the Company will need substantially more cash. The Company expects to obtain those funds from public or private sources of equity investment or debt issuances, or combinations thereof. Failure to raise additional capital will adversely affect the Company's plans.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 1, 1999, the former chief executive office of the Company and another former employee of the Company filed a Complaint for Arbitration before the American Arbitration Association. The Complaint claims the Plaintiffs were improperly terminated by the Company, and that they are entitled to an unspecified amount of actual and punitive damages. On or about July 22, 1999, the Company answered, denying the allegations and submitting counterclaims against the former chief executive officer for failure to repay monies owed and breaches of other duties to the Company. On the same day, the Company answered the other former employee's Complaint, and denied the allegations of that other former employee. On May 3, 2000, the Company agreed to settle the arbitration for a payment of $30,000 and 175,000 shares of the Company's common stock and cancellation of certain promissory notes issued by one of the plaintiffs.

         During the second quarter of 1999, disputes with two former shareholders were settled and the Company issued 210,000 shares of common stock. In addition, the Company has an additional reserve for the cash portion of the settlement of $11,350 and $10,000 as of March 31, 2000 and December 31, 1999, respectively. On April 14, 2000, a judgement was entered in favor of one of the former shareholders for $11,350.

         The Company is also involved in legal proceedings from time to time in the ordinary course of its business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.

Item 2.  Submission of Matters to a Vote of Securities Holders

     None.

Item 5.  Other Information

         Since February 4, 1999, LEC Acquisition LLC has exercised warrants to purchase $635,830 face amount of 6% Convertible Debentures and immediately exercised its option to convert such debentures into 2,119,432 shares of the Company's restricted common stock. As of April 30, 2000, LEC Acquisition LLC is registered owner of 2,156,522 shares of the Company's common stock. Mr. Farrell, as the managing partner of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of Common Stock at such time as the LLC distributes shares of Common Stock to its members. Mr. Farrell has disclaimed beneficial ownership of shares owned by LEC Acquisition, LLC.

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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  EX-27.1  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GOLF ENTERTAINMENT, INC.
                                    (Registrant)



Date:      May 10, 2000             /s/ Ronald G. Farrell
                                    --------------------------------
                                    Ronald G. Farrell
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:      May 10, 2000             /s/ Scott A. Lane
                                    --------------------------------
                                    Scott A. Lane
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)