Form 10-Q
period 2000-06-30
GOLF ENTERTAINMENT INC
filed 2000-08-14
CIK 849354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [ ]

There were 5,841,711 shares of Common Stock ($0.01 par value) outstanding as of July 21, 2000.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                       For the Quarter ended June 30, 2000

                                                                    Page Number

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Independent Accountants' Report - Goldstein
             Golub Kessler LLP                                             3

            Consolidated Balance Sheets at June 30, 2000 and
             December 31, 1999 (Unaudited)                               4-5

            Consolidated Statements of Operations for the six
             months ended June 30, 2000 and 1999 (Unaudited)               6

            Consolidated Statements of Cash Flows for the six
             months ended June 30, 2000 and 1999 (Unaudited)               7

            Notes to Consolidated Financial Statements (Unaudited)       8-9

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10-12

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             13

Item 2.     Submission of Matters to a Vote of Securities Holders         13

Item 5.     Other Information                                             14

Item 6.     Exhibits and Reports on Form 8-K                              14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Independent Accountants' Report

The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have reviewed the accompanying consolidated balance sheet of Golf Entertainment, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, and cash flows for the six month period then ended. These financial statements are the responsibility of the company's management.

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


/s/ Goldstein Golub Kessler LLP

New York, New York
August 11, 2000

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,      December 31,
                                                           2000             1999
                                                        (Unaudited)       (Audited)
                                                        -----------     ------------
ASSETS
  CURRENT ASSETS
    Cash                                                  $    834       $   23,945
    Prepaid expenses                                        14,205               --
    Notes and accounts receivable-other                     61,417          329,833
                                                          --------       ----------
          Total Current Assets                              76,456          353,778
                                                          --------       ----------

  FURNITURE AND EQUIPMENT-net of accumulated
    depreciation of $141,875 and $124,611 at June
    30, 2000 and December 31, 1999, respectively           148,638          226,075
                                                          --------       ----------

  OTHER ASSETS
    Assets related to discontinued operations              445,741        1,030,333
                                                          --------       ----------

TOTAL ASSETS                                              $670,835       $1,609,886
                                                          ========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,         December 31,
                                                                2000               1999
                                                            ------------       ------------
                                                            (Unaudited)          (Audited)
                                                            ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                        $    157,780       $     82,710
    Accrued expenses                                              52,389            168,597
    Current maturities of long-term debt                           2,771              2,636
                                                            ------------       ------------
      Total Current Liabilities                                  212,940            253,943
                                                            ------------       ------------

  LONG-TERM DEBT                                                  11,509             12,930
                                                            ------------       ------------

  OTHER LIABILITIES
    Liabilities related to discontinued operations               154,750            667,675
    Other liabilities                                             57,254             57,254
                                                            ------------       ------------
      Total Other Liabilities                                    212,004            724,929
                                                            ------------       ------------

TOTAL LIABILITIES                                                436,453            991,802
                                                            ------------       ------------

STOCKHOLDERS' EQUITY
  Series A preferred stock, $0.01 par value, 1,000,000
    shares authorized, 380,000 shares issued, 228,516
    shares outstanding                                             2,285              2,285
  Common stock, $0.01 par value, 25,000,000 shares
    authorized, 5,841,711 and 3,201,711 shares issued
    and outstanding at June 30, 2000 and December
    31, 1999, respectively                                        58,417             32,017
  Additional paid-in capital                                  11,628,150         10,914,470
  Accumulated deficit                                        (11,254,470)       (10,330,688)
  Deferred compensation                                         (200,000)                --
                                                            ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                       234,382            618,084
                                                            ------------       ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $    670,855       $  1,609,886
                                                            ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                         Six Months Ended
                                                ---------------------------------         ---------------------------------
                                                  June 30,             June 30,             June 30,             June 30,
                                                    2000                 1999                 2000                 1999
                                                ------------         ------------         ------------         ------------

Revenue                                         $         --         $         --         $         --         $         --
                                                ------------         ------------         ------------         ------------

Cost of revenue                                           --                   --                   --                   --

Selling, general and administrative                  207,524                   --              535,665                   --

Settlement of legal proceedings                       17,500                   --              292,433                   --

Depreciation and amortization                         14,812                   --               30,151                   --

Interest expense, net                                  4,283                   --                2,424                   --
                                                ------------         ------------         ------------         ------------

                                                     244,119                   --              860,673                   --
                                                ------------         ------------         ------------         ------------

Loss from continuing operations                     (244,119)                  --             (860,673)                  --

Income/(loss) from discontinued
operations                                            21,126             (294,874)             (76,646)            (743,988)
Gain on discontinued operations                       15,837                   --               15,837                   --
                                                ------------         ------------         ------------         ------------

Net loss                                        $   (207,156)        $   (294,874)        $   (923,782)        $   (743,988)
                                                ============         ============         ============         ============

Loss per share from continuing
operations                                      $      (0.05)        $         --         $      (0.20)        $         --

Income/(loss) from discontinued
operations                                      $       0.01         $      (0.17)        $      (0.01)        $      (0.45)

Loss per common share -
basic and diluted                               $      (0.04)        $      (0.17)        $      (0.21)        $      (0.45)

Weighted average shares
outstanding                                        4,924,147            1,763,646            4,339,699            1,655,888

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                         ---------------------------------
                                                                           June 30,             June 30,
                                                                             2000                 1999
                                                                         -----------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(923,782)            $  (743,988)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Depreciation and amortization                                           59,109               2,061,950
    Stock compensation expense                                             200,000                  37,500
    Issuances of stock for services and settlements                        135,080                      --
    Gain on disposals                                                       (4,305)                     --
    Gain on discontinued operations                                        (15,837)                     --
    Change in assets and liabilities due to operating activities:
      Decrease in accounts receivable                                        5,891               1,992,635
      Decrease in inventory                                                 19,721                603,286
      Increase in prepaid expenses                                         (14,205)                     --
      Increase (decrease) in accounts payable                             (111,812)               (568,779)
      Decrease in accrued liabilities                                     (153,265)               (314,764)
      Decrease in other operating activities                                17,624                   1,706
      Increase in deferred compensation                                   (200,000)                     --
                                                                         ---------             -----------
   Total adjustments                                                       (61,699)              3,813,534
                                                                         ---------             -----------

Net cash provided by (used in) operating activities                       (861,783)              3,069,546

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease inventory                                 6,605                   7,530
  Purchases of inventory for lease                                              --                (856,176)
  Sales and disposals of furniture and equipment                           405,685                      --
  Purchases of furniture and equipment                                        (725)                     --
  Payments received on notes receivable                                     68,583                      --
  Decrease (increase) in notes receivable                                  199,833                 (21,783)
  Additions to net investment in sales-type and direct
   financing leases                                                             --              (1,353,470)
  Sales-type and direct financing lease rentals received                   167,962               1,771,569
                                                                         ---------             -----------

Net cash provided by (used in) investing activities                        847,943                (452,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from nonrecourse and recourse discounted
   lease rentals                                                                --               2,616,604
  Payments on nonrecourse and recourse discounted
   lease rentals                                                          (115,941)             (4,568,881)
  Proceeds from notes payable                                                3,555                  79,176
  Payments on notes payable                                               (177,887)             (1,120,035)
  Proceeds from sale of stock                                              405,000                 230,830
                                                                         ---------             -----------
Net cash provided by (used in) financing activities                        114,727              (2,762,306)
                                                                         ---------             -----------

Net decrease in cash                                                       (23,111)               (145,090)

Cash at beginning of period                                                 23,945                 391,705
                                                                         ---------             -----------

Cash at end of period                                                    $     834             $   246,615
                                                                         =========             ===========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                             $   2,307             $   884,241
    Income taxes                                                         $      --             $        --

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

         All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the six months ended June 30, 2000 and 1999. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The operating results and cash flows for the six-month period presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

Note 2. Earnings per Common Share

         Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the three months ended June 30, 2000 and 1999 were 4,339,699 and 1,655,888 respectively. Vested and unvested options, warrants and convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

Note 3. Notes Payable

Notes payable consist of the following at:        June 30,         December 31,
                                                    2000              1999
                                                  --------         ------------
  Term note payable to Northwinds
  Center, LP, payments of $340 including
  interest at 10%, due October 31, 2004            14,280             15,566
                                                   ======             ======

Note 4. Assets and Liabilities Related to Discontinued Operations

Excluded from the sale of the leasing portfolio on December 31, 1999, the Company retained certain assets and liabilities related to its former leasing line of business. The assets and liabilities related to discontinued operations are as follows:

                                                            June 30,          December 31,
                                                              2000                1999
                                                          ------------        ------------
Inventory, net of reserve for obsolescence                $    147,700        $    150,000
Investment in leased assets, sales-type                        298,041             466,002
Furniture and equipment, net of accumulated depreciation           -0-             370,795
Other assets                                                       -0-              43,536
                                                          ------------        ------------
                                                          $    445,741        $  1,030,333
                                                          ============        ============

Accounts payable and accrued expenses                     $        -0-        $    223,938
Notes payable                                                  154,750             443,737
                                                          ------------        ------------
                                                          $    154,750        $    667,675
                                                          ============        ============

On May 24, 2000, Traditions Acquisition Corporation, a wholly owned subsidiary of Golf Entertainment, Inc., ceased to do business. Traditions Acquisition Corporation ceased all operations of the Traditions Golf Club in Edmond, Oklahoma and began procedures to dissolve. The subsidiary's recorded assets of $387,353 and recorded liabilities of $403,190 were written down to $-0-. Pursuant to the terms of the lease agreement, by which Traditions Acquisition Corporation had leased the Traditions Golf Club facility, all future lease payments would become due from Traditions Acquisition Corporation upon termination of that lease. The owner of the facility terminated the lease agreement effective May 23, 2000. The total remaining lease liability of Traditions Acquisition Corporation is $888,000. This liability is not guaranteed by Golf Entertainment, Inc. Traditions Acquisition Corporation is currently in the process of dissolution.

Note 5. Supplemental Disclosures of Noncash Investing and Financing Activities

During the six months ended June 30, 2000, the Company issued 75,000 shares of common stock in exchange for services valued at $73,830 and 215,000 shares of common stock in settlement of an outstanding legal proceeding valued at $61,250. The Company issued 1,000,000 shares of common stock in lieu of compensation for the Chief Executive Officer for the six months, July 1, 2000 through December 31, 2000, valued at $200,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Golf Entertainment, Inc. and its subsidiaries, unless otherwise noted, (collectively, the "Company" or "Golf") is currently in the business of developing and acquiring businesses in the golf industry as it relates to the Internet ".com" sector.

         Mr. Ronald G. Farrell introduced in late 1998 a plan to re-orient the Company from the equipment leasing business to the golf industry, including owning and operating golf courses, as well as other golf related businesses. On February 17, 1999, the stockholders of the Company approved the issuance of convertible debentures to an investment company managed by Mr. Farrell, as well as the change of the Company's name to Golf Entertainment, Inc. The Company sold substantially all of the assets associated with its former line of business (business equipment leasing) in December 1999. In mid 1999, the Company acquired an interest in a golf facility in Edmond, Oklahoma, which the Company dissolved in the second quarter 2000. The Company has refocused its golf business in the first quarter of 2000 to emphasize opportunities relating to the sale of golf businesses through the Internet.

Results of Operations

         For the six months and three months ended June 30, 2000, the selling, general and administrative costs of the corporate headquarters were $529,135 and $200,994, respectively. Expenses of $6,530 related to the Company's web site development and marketing plan were paid during the second quarter of the year. Depreciation related to corporate operations was $30,151 and $14,812, respectively. Interest expense, net of interest income, related to corporate operations was $2,424 and $4,283, respectively. Management is maintaining a cost control plan which went into place during the first quarter of 2000 which will reduce even further overhead expenses.

         During the six months ended June 30, 2000, management has been successful in settling substantially all outstanding legal proceedings. The total settlement costs of $292,433 are a combination of cash to be paid over the balance of the year, the issuance of common stock and the cancellation of certain promissory notes. See PART II, Item 1 - Legal Proceedings.

         On June 1, 2000, the Company sold certain of its office furniture and equipment to a company whose principal shareholder is Ronald G. Farrell. The office furniture and equipment was sold for $47,702 in cash. The sale price was equal to the net carrying value of the assets, which approximated the true market value. The Company did not realize a gain or loss on the transaction. Subsequently, the Company entered into a rental agreement for the office furniture and equipment with Mr. Farrell's company on a month-to-month basis.

         For the six months and three months ended June 30, 2000, the Company sold some of its off-lease inventory and received financing income from payments made by the lessor of its remaining sales-type leases. The Company reported income of $11,037 and $2,916, respectively, from the results of these transactions. This amount in included in Discontinued Operations.

         On May 23, 2000, the owner of the Traditions Golf Club facility in Edmond, Oklahoma terminated the operating lease for the facility. Traditions Acquisition Corporation ceased doing business as of May 24, 2000. For the twenty-one weeks ended May 23, 2000, the revenues from the Company's golf facility in Edmond, Oklahoma were $253,234. The cost of revenue for the same period was $42,690. The overhead expenses, depreciation and interest related to the golf facility were $261,906, $28,958 and $9,663, respectively. These amounts are included in Discontinued Operations. Substantially all of Traditions Acquisition Corporation's liabilities are not guaranteed by Golf Entertainment, Inc. or any of its other subsidiaries. Traditions Acquisition Corporation is currently in the process of dissolution.

         As a result of the foregoing, the Company recorded a net loss of $923,782 and $207,156 for the six months and three months ended June 30, 2000, respectively, as compared to a net loss of $743,988 and $294,874 for the six months and three months ended June 30, 1999, respectively.

         Management believes that with the disposition of its leasing and golf range business that the Company is poised for increased growth through its current operations and future acquisitions.

Liquidity and Capital Resources

         The Company's cash requirements for operations and capital expenditures during the six months ended June 30, 2000 were financed through the proceeds from the sale of common stock, lease rental and note receivable payments, sale and subsequent leaseback of furniture and equipment, and operations of the golf course facility.

         Secondly, the Company may sell the remaining $600,000 of an original $1,500,000 offering of 6% Convertible Debentures to LEC Acquisition LLC, whose managing member is the president of the Company.

         Thirdly, the Company entered into an agreement in June 2000 with Sports M&A.com, Inc., whose Chief Executive Officer is the president of the Company, for the sale of $1,500,000 of 6% Convertible Debentures.

         Fourthly, the Company's Chairman and Chief Executive Officer elected to take 1,000,000 shares of the Company's stock in lieu of compensation for third and fourth quarters of fiscal 2000.

         The Company anticipates proceeds from the sale of these debentures during the second half of fiscal 2000. Thus management believes that it will have adequate capital resources to continue its operations at the present level for at least the next twelve months.

Future Plans

         The Company has begun to focus on the Internet business as it relates to the golf industry. The Company has developed its own web site and is evaluating other opportunities for acquisition. The Company has engaged an Internet development company to design and host its first web site, GolfBZ.com. GolfBZ.com's business objective is to market golf related business on the Internet on a fee basis. The Company will list business for sale and market them to potential buyers. The Company launched the web site on July 21, 2000 with more than $20,000,000 in listings. To fully develop the golf Internet business, the Company will need substantially more cash. The Company expects to obtain those funds from public or private sources of equity investment or debt issuances, or combinations thereof. Failure to raise additional capital will adversely affect the Company's plans.

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

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

         On July 1, 1999, the former chief executive officer of the Company and another former employee of the Company filed a Complaint for Arbitration before the American Arbitration Association. The Complaint claims the Plaintiffs were improperly terminated by the Company, and that they are entitled to an unspecified amount of actual and punitive damages. On or about July 22, 1999, the Company answered, denying the allegations and submitting counterclaims against the former chief executive officer for failure to repay monies owed and breaches of other duties to the Company. On the same day, the Company answered the other former employee's Complaint, and denied the allegations of that other former employee. On May 3, 2000, the Company agreed to settle the arbitration for $30,000 in cash and 175,000 shares of the Company's common stock and cancellation of certain promissory notes issued by one of the plaintiffs. As of July 14, 2000, the Company has paid the settlement in full.

         During the second quarter of 1999, disputes with two former owners of one of the Company's subsidiaries were settled and the Company issued 210,000 shares of common stock. In addition, the Company has an additional reserve for the cash portion of the settlement of $8,850 and $10,000 as of June 30, 2000 and December 31, 1999, respectively. On April 14, 2000, a judgement was entered in favor of one of the former owners of one of the Company's subsidiaries that is included in discontinued operations for $11,350. The Company has a liability remaining of $8,850 as of July 14, 2000.

         During the second quarter of 2000, a former creditor of the Company filed suit against the Company seeking an unspecified amount of approximately $150,000 for unpaid invoices. Subsequent to the end of the second quarter, the Company reached a settlement agreement with the plaintiff's attorney to issue the plaintiff 40,000 shares of the Company's stock, valued at $17,500, as full settlement of claims made against the Company related to the suit.

         The Company is also involved in legal proceedings from time to time in the ordinary course of its business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.

Item 2.           Submission of Matters to a Vote of Securities Holders

         None.

Item 5.           Other Information

         Since February 4, 1999, LEC Acquisition LLC has exercised warrants to purchase $735,000 face amount of 6% Convertible Debentures and immediately exercised its option to convert such debentures into 2,450,000 shares of the Company's restricted common stock. As of July 21, 2000, LEC Acquisition LLC is registered owner of 2,724,599 shares of the Company's common stock. Mr. Farrell, as the managing member of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of Common Stock at such time as the LLC distributes shares of Common Stock to its members. Mr. Farrell has disclaimed beneficial ownership of shares owned by LEC Acquisition, LLC.

         On August 17, 1999, the Company was notified by the Nasdaq SmallCap Market that the Company did not comply with the bid price requirement, as set forth in Nasdaq Marketplace Rule 4310 (c) (04). On January 28, 2000, the Company's common stock was delisted and became immediately eligible to trade on the OTC Bulletin Board. Currently, the Company's common stock is trading on the Nasdaq OTC Bulletin Board.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  EX-27.1  Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GOLF ENTERTAINMENT, INC.
                                  (Registrant)



Date:    August 11, 2000          /s/ Ronald G. Farrell
                                  ----------------------------------------------
                                  Ronald G. Farrell
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:    August 11, 2000          /s/ Scott A. Lane
                                  ----------------------------------------------
                                  Scott A. Lane
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)