Form 10-Q/A
period 2000-06-30
GOLF ENTERTAINMENT INC
filed 2000-08-21
CIK 849354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  EX-27.1  Restated Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GOLF ENTERTAINMENT, INC.
                                  (Registrant)



Date:    August 21, 2000          /s/ Ronald G. Farrell
                                  ----------------------------------------------
                                  Ronald G. Farrell
                                  Chief Executive Officer
                                  (Principal Executive Officer)



Date:    August 21, 2000          /s/ Scott A. Lane
                                  ----------------------------------------------
                                  Scott A. Lane
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)