Form 10-Q
period 2000-09-30
GOLF ENTERTAINMENT INC
filed 2000-11-06
CIK 849354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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

Yes  [X]  No  [ ]

There were 6,130,044 shares of Common Stock ($0.01 par value) outstanding as of October 10, 2000.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                    For the Quarter ended September 30, 2000

                                                                          Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountants' Report - Goldstein
           Golub Kessler LLP                                                   3

         Consolidated Balance Sheets at September 30, 2000 and
           December 31, 1999 (Unaudited)                                     4-5

         Consolidated Statements of Operations for the nine
           months ended September 30, 2000 and 1999 (Unaudited)                6

         Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999 (Unaudited)                7

         Notes to Consolidated Financial Statements (Unaudited)             8-10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11-13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Submission of Matters to a Vote of Securities Holders                14

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Independent Accountants' Report

The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have reviewed the accompanying consolidated balance sheet of Golf Entertainment, Inc. and Subsidiaries as of September 30, 2000, and the related consolidated statements of operations, and cash flows for the nine month period then ended. These financial statements are the responsibility of the company's management.

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


/s/ Goldstein Golub Kessler LLP

New York, New York
November 3, 2000

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,   December 31,
                                                                     2000            1999
                                                                 -------------   ------------
                                                                  (Unaudited)     (Audited)
                                                                 -------------   ------------

ASSETS
  CURRENT ASSETS
    Cash                                                          $      594      $   23,945
    Prepaid expenses                                                  34,549              --
    Notes and accounts receivable-other                                   --         329,833
                                                                  ----------      ----------
          Total Current Assets                                        35,143         353,778
                                                                  ----------      ----------

  FURNITURE AND EQUIPMENT-net of accumulated
      depreciation of $154,651 and $124,611 at September
      30, 2000 and December 31, 1999, respectively                   136,624         226,075
                                                                  ----------      ----------

  OTHER ASSETS
    Assets related to discontinued operations                        334,503       1,030,033
                                                                  ----------      ----------

TOTAL ASSETS                                                      $  506,270      $1,609,886
                                                                  ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30,     December 31,
                                                                      2000              1999
                                                                  -------------     ------------
                                                                  (Unaudited)        (Audited)
                                                                  -------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                              $    193,828      $     82,710
    Accrued expenses                                                    39,889           168,597
    Current maturities of long-term debt                                18,441             2,636
                                                                  ------------      ------------
      Total Current Liabilities                                        252,158           253,943
                                                                  ------------      ------------

  LONG-TERM DEBT                                                        10,772            12,930
                                                                  ------------      ------------

  OTHER LIABILITIES
    Liabilities related to discontinued operations                     150,750           667,675
    Other liabilities                                                   57,254            57,254
                                                                  ------------      ------------
      Total Other Liabilities                                          208,004           724,929
                                                                  ------------      ------------

TOTAL LIABILITIES                                                      470,934           991,802
                                                                  ------------      ------------

STOCKHOLDERS' EQUITY
  Series A preferred stock, $0.01 par value, 1,000,000
    shares authorized, 380,000 shares issued, 228,516
    shares outstanding                                                   2,285             2,285
  Common stock, $0.01 par value, 25,000,000 shares
    authorized, 6,130,044 and 3,201,711 shares issued
    and outstanding at September 30, 2000 and December
    31, 1999, respectively                                              61,300            32,017
  Additional paid-in capital                                        11,700,267        10,914,470
  Accumulated deficit                                              (11,628,516)      (10,330,688)
  Deferred Compensation                                               (100,000)               --
                                                                  ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                              35,336           618,084
                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    506,270      $  1,609,886
                                                                  ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                   Nine Months Ended
                                                 ------------------------------      ------------------------------
                                                  Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------

Revenue                                          $         --      $         --      $         --      $         --
                                                 ------------      ------------      ------------      ------------

Cost of revenue                                            --                --                --                --

Selling, general and administrative                   266,732                --           802,397                --

Settlement of legal proceedings                            --                --           292,433                --

Depreciation and amortization                          12,776                --            42,927                --

Interest expense, net                                     156                --             2,580                --
                                                 ------------      ------------      ------------      ------------

                                                      279,664                --         1,140,337                --
                                                 ------------      ------------      ------------      ------------

Loss from continuing operations                      (279,664)               --        (1,140,337)               --

Discontinued operations:

Income/(loss) from discontinued
operations                                            (94,275)           14,810          (173,221)         (729,178)
Gain/(loss) on discontinued operations                   (107)               --            15,730                --
                                                 ------------      ------------      ------------      ------------


Net income/(loss)                                $   (374,046)     $     14,810      $ (1,297,828)     $   (729,178)
                                                 ============      ============      ============      ============

Loss per share from continuing
operations                                       $      (0.05)     $         --      $      (0.24)     $         --

Income/(loss) per share from
discontinued operations                          $      (0.01)     $       0.01      $      (0.03)     $      (0.37)

Net Income/(loss) per common share-
basic and diluted                                $      (0.06)     $       0.01      $      (0.27)     $      (0.37)

Weighted average shares outstanding                 5,991,457         2,711,046         4,894,303         1,988,090

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                            ------------------------------
                                                                             Sept. 30,         Sept. 30,
                                                                                2000              1999
                                                                            ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (1,297,828)     $   (729,178)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                 71,885           100,937
    Issuances of stock for services and settlements                              135,080                --
    Increase in deferred compensation                                            100,000                --
    Inventory obsolescence reserve                                                50,000                --
    Write-off of notes receivable                                                261,250                --
    Change in assets and liabilities due to operating activities:
      Decrease in accounts receivable                                                 --         1,958,483
      Decrease in inventory                                                           --           396,809
      Increase in prepaid expenses                                               (34,549)               --
      Decrease in accounts payable                                               111,118          (674,374)
      Decrease in accrued liabilities                                           (128,708)         (426,666)
      Decrease in assets disposed of                                             387,373                --
      Decrease in liabilities disposed of                                       (376,734)               --
      Decrease/(increase) in all other operating activities                           --            (4,248)
                                                                            ------------      ------------
    Total adjustments                                                            576,715         1,350,941
                                                                            ------------      ------------

Net cash provided by (used in) operating activities                             (721,113)          621,763

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in net assets to be disposed of                                              --          (884,308)
  Proceeds from sales of furniture and equipment                                  47,700                --
  Purchases of furniture and equipment                                            (1,176)          (30,048)
  Decrease (increase) in notes receivable                                         68,583           (21,783)
  Sales-type and direct financing lease rentals received                         229,199                --
                                                                            ------------      ------------

Net cash provided by (used in) investing activities                              344,306          (936,139)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                     19,500                --
  Payments on notes payable                                                     (146,044)         (117,875)
  Proceeds from sale of stock                                                    480,000           230,830
                                                                            ------------      ------------
Net cash provided by financing activities                                        353,456           150,455
                                                                            ------------      ------------

Net decrease in cash                                                             (23,351)         (163,921)

Cash at beginning of period                                                       23,945           379,043
                                                                            ------------      ------------

Cash at end of period                                                       $        594      $    215,122
                                                                            ============      ============
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                                $     14,781      $  1,114,645
    Income taxes                                                            $         --      $         --


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

         All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and 1999. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The operating results and cash flows for the three-month and nine-month periods presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

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

Note 3. Notes Payable

Notes payable consist of the following at:

                                                  September 30,   December 31,
                                                      2000            1999
                                                  -------------   ------------

 Term note payable to Northwinds
 Center, LP, payments of $340 including
 interest at 10%, due October 31, 2004              $ 13,613        $ 15,566

 Term note payable to Imperial Premium
 Finance, Inc., payments of $1,842 including
 interest at 14.8%, due June 25, 2001                 15,600              --
                                                    --------        --------
                                                    $ 29,213        $ 15,566
                                                    ========        ========

Note 4. Assets and Liabilities Related to Discontinued Operations

Upon the sale of the leasing portfolio on December 31, 1999, certain assets and liabilities were retained from its former leasing line of business. The assets and liabilities related to the discontinued operations are as follows:

                                                    September 30,    December 31,
                                                         2000            1999
                                                    -------------    ------------

Inventory, net of reserve for obsolescence            $   97,700      $  150,000
Investment in leased assets, sales-type                  236,803         466,002
Furniture and equipment, net of accumulated
         depreciation                                        -0-         370,795
Other assets                                                 -0-          43,236
                                                      ----------      ----------
                                                      $  334,503      $1,030,033
                                                      ==========      ==========

Accounts payable and accrued expenses                 $      -0-      $  223,938
Notes payable                                            150,750         443,737
                                                      ----------      ----------
                                                      $  150,750      $  667,675
                                                      ==========      ==========

On May 24, 2000, Traditions Acquisition Corporation, a wholly owned subsidiary of Golf Entertainment, Inc., ceased doing business. Traditions Acquisition Corporation ceased all operations of the Traditions Golf Club in Edmond, Oklahoma and began procedures to dissolve. Traditions Acquisition Corporation filed a formal Notice of Intent to Dissolve with the State of Georgia on August 10, 2000. The subsidiary's recorded assets of $387,353 and recorded liabilities of $403,190 were written down to $-0-. Pursuant to the terms of the lease agreement, by which Traditions Acquisition Corporation had leased the Traditions Golf Club facility, all future lease payments would become due from Traditions Acquisition Corporation upon termination of that lease. The owner of the facility terminated the lease agreement effective May 23, 2000. The total remaining lease liability of Traditions Acquisition Corporation is $888,000. This liability is not guaranteed by Golf Entertainment, Inc. Traditions Acquisition Corporation is currently in the process of dissolution.

Note 5. Supplemental Disclosures of Noncash Financing Activities

During the nine months ended September 30, 2000, the Company issued 75,000 shares of common stock in exchange for services valued at $73,830 and 215,000 shares of common stock in settlement of an outstanding legal proceeding valued at $61,250. The Company issued 1,000,000 shares of common stock in lieu of compensation for the Chief Executive Officer for the six months, July 1, 2000 through December 31, 2000, valued at $200,000.

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

Results of Operations

         For the nine months and three months ended September 30, 2000, the selling, general and administrative costs of the corporate headquarters were $802,397 and $266,732, respectively. Included in the selling, general and administrative costs are expenses related to the Company's web site development and sales and marketing plan were $41,179 and $34,649 for the nine months and three months ended September 30, 2000, respectively. Depreciation related to corporate operations was $42,927 and $12,776, respectively. Interest expense, net of interest income, related to corporate operations was $2,580 and $156, respectively. Management is maintaining a cost control plan which went into place during the first quarter of 2000 which will reduce overhead expenses further.

         During the nine months ended September 30, 2000, management has been successful in settling substantially all outstanding legal proceedings. The total settlement costs of $292,433 are a combination of cash to be paid over the balance of the year, the issuance of common stock and the cancellation of certain promissory notes. See PART II, Item 1 - Legal Proceedings.

         On June 1, 2000, the Company sold certain of its office furniture and equipment to a company whose principal shareholder is Ronald G. Farrell. The office furniture and equipment was sold for $47,700 in cash. The sale price was equal to the net carrying value of the assets, which approximated the true market value. The Company did not realize a gain or loss on the transaction. Subsequently, the Company entered into a rental agreement for the office furniture and equipment with Mr. Farrell's company on a month-to-month basis.

         For the nine months and three months ended September 30, 2000, the Company sold some of its off-lease inventory and received financing income from payments made by the lessor of its remaining sales-type leases. The Company reported income of $13,272 and $6,541, respectively, from the results of these transactions. During the three months ended September 30, 2000, the Company was notified by the purchaser of its leasing portfolio of additional obligations regarding the leasing portfolio. Under terms of the Purchase and Sale Agreement, Golf Entertainment, Inc. transferred title to the leasing portfolio free of all encumbrances. The additional obligation presented by Somerset Capital was approximately $60,000. Management released Somerset from the remaining note receivable balance in lieu of cash payment. Additionally, Management elected to reserve $50,000 for obsolescence for off-lease equipment. These amounts are in included in Discontinued Operations.

         On May 23, 2000, the owner of the Traditions Golf Club facility in Edmond, Oklahoma terminated the operating lease for the facility. Traditions Acquisition Corporation ceased doing business as of May 24, 2000. For the twenty-one weeks ended May 23, 2000, the revenues from the Company's golf facility in Edmond, Oklahoma were $253,234. The cost of revenue for the same period was $42,690. The overhead expenses, depreciation and interest related to the golf facility were $262,713, $28,958 and $9,663, respectively. These amounts are included in Discontinued Operations. Substantially all of Traditions Acquisition Corporation's liabilities are not guaranteed by Golf Entertainment, Inc. or any of its other subsidiaries. Traditions Acquisition Corporation is currently in the process of dissolution. Traditions Acquisition Corporation filed a formal Notice of Intent to Dissolve with the State of Georgia on August 10, 2000.

         As a result of the foregoing, the Company recorded a net loss of $1,297,828 and $374,046 for the nine months and three months ended September 30, 2000, respectively, as compared to a net loss of $729,178 and net income of $14,810 for the nine months and three months ended September 30, 1999, respectively.

         Management believes that with the disposition of its leasing and golf course and range business that the Company is poised for increased growth through its current operations and future acquisitions.

Liquidity and Capital Resources

         The Company's cash requirements for operations and capital expenditures during the nine months ended September 30, 2000 were financed through the proceeds from the sale of common stock, lease rental and note receivable payments, sale and subsequent leaseback of furniture and equipment, and operations of the golf course facility.

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

Future Plans

         The Company has begun to focus on the Internet business as it relates to the golf industry. The Company has developed its own web site and is evaluating other opportunities for acquisition. The Company has engaged an Internet development company to design and host its first web site, GolfBZ.com. GolfBZ.com's business objective is to market golf related business on the Internet on a fee basis. The Company will list business for sale and market them to potential buyers. The Company launched the web site on July 21, 2000 with more than $20,000,000 in listings. As of October 11, 2000, the Company has over $112,000,000 in listings. To fully develop the golf Internet business, the Company will need substantially more cash. The Company expects to obtain those funds from public or private sources of equity investment or debt issuances, or combinations thereof. Failure to raise additional capital will adversely affect the Company's plans.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 1, 1999, the former chief executive officer of the Company and another former employee of the Company filed a Complaint for Arbitration before the American Arbitration Association. On May 3, 2000, the Company agreed to settle the arbitration, without admitting liability, for $30,000 in cash and 175,000 shares of the Company's common stock and cancellation of certain promissory notes issued by one of the plaintiffs. As of July 14, 2000, the Company has paid the settlement in full.

         During the second quarter of 1999, disputes with two former owners of one of the Company's subsidiaries were settled and the Company issued 210,000 shares of common stock. In addition, the Company has an additional accrual reserves for the cash portion of the settlement of $3,850 and $10,000 as of September 30, 2000 and December 31, 1999, respectively. On April 14, 2000, a judgement was entered in favor of one of the former owners of one of the Company's subsidiaries that is included in discontinued operations for $11,350. The Company has a liability remaining of $3,850 as of October 11, 2000.

         During the second quarter of 2000, a former creditor of the Company filed suit against the Company seeking an unspecified amount of approximately $150,000 for unpaid invoices. During the third quarter of 2000, the Company reached a settlement agreement with the plaintiff's attorney to issue the plaintiff 40,000 shares of the Company's stock, valued at $17,500, as full settlement of claims made against the Company related to the suit.

         The Company is also involved in legal proceedings from time to time in the ordinary course of its business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.

Item 2.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.           Other Information

         Since February 4, 1999, LEC Acquisition LLC has exercised warrants to purchase $839,000 face amount of 6% Convertible Debentures and immediately exercised its option to convert such debentures into 2,797,932 shares of the Company's restricted common stock. As of October 11, 2000, LEC Acquisition LLC is the registered owner of 2,797,932 shares of the Company's common stock. Mr. Farrell, as the managing member of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of Common Stock at such time as the LLC distributes shares of Common Stock to its members. Mr. Farrell has disclaimed beneficial ownership of shares owned by LEC Acquisition, LLC.

         Since September 19, 2000, Sports M&A.com, Inc. has exercised warrants to purchase $23,000 face amount of 6% Convertible debentures and immediately exercised its option to convert such debentures into 115,000 shares of the Company's restricted common stock. As of October 11, 2000, Sports M&A.com, Inc. is the registered owner of 115,000 shares of the Company's common stock. Mr. Farrell, as the Chairman of the Board and Chief Executive Officer of Sports M&A.com, Inc., exercises voting control over shares held by Sports M&A.com, Inc.

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

                                  GOLF ENTERTAINMENT, INC.
                                  (Registrant)


Date: November 6, 2000            /s/ RONALD G. FARRELL
                                  ----------------------------
                                  Ronald G. Farrell
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date: November 6, 2000            /s/ SCOTT A. LANE
                                  ----------------------------
                                  Scott A. Lane
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)