Form 10-K405
period 2000-12-31
GOLF ENTERTAINMENT INC
filed 2001-05-18
CIK 849354

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2000.

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

                       9925 Haynes Bridge Road, Suite 200
                                    PMB #226
                            Alpharetta, Georgia 30004
          (Address of principal executive offices, including zip code)

                                 (770) 667-9890
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
       None

Securities registered pursuant to Section 12(g) of the Exchange Act:
       Common Stock, Par Value $0.01 per share, registered on OTC Bulletin Board Series A Convertible Preferred Stock
       Common Stock Purchase Warrants
       Class C Common Stock Purchase Warrants
       Class D Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: As of May 11, 2001, the approximate market value of the common stock (based upon the OTC Bulletin Board closing price of $0.03 of stated shares on that date) held by non-affiliates was $71,403.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 11, 2001, the issuer had 5,293,044 share of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference:        None

                            GOLF ENTERTAINMENT, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

     Item 1.  Business                                                      4
     Item 2.  Properties                                                    6
     Item 3.  Legal Proceedings                                             6
     Item 4.  Submission of Matters to a Vote of Securities Holders         7

PART II

     Item 5.  Market for Registrant's Common Equity and Related
                       Stockholders' Matters                                 8
     Item 6.  Selected Financial Data                                        8
     Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   9
     Item 8.  Financial Statements and Supplementary Data                   15
     Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                  15

PART III

     Item 10.  Directors and Executive Officers of the Registrant           16
     Item 11.  Executive Compensation                                       17
     Item 12.  Security Ownership of Certain Beneficial Owners
                       and Management                                       20
     Item 13.  Certain Relationships and Related Transactions               22

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                       on Form 8-K.                                         22

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                         2000 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Golf Entertainment, Inc. and its subsidiaries has ceased doing business. Golf Entertainment, Inc. and its subsidiaries (GolfBZ.com, Inc. or "GolfBZ"; Traditions Acquisition Corporation or "TAC"; LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc) (collectively, the "Company" or "Golf") most currently was in the business of brokering businesses within the golf industry via the Internet. Due to certain economic factors, the Company ceased all active operations on April 6, 2001. The Company's primary remaining objective is to respond to any inquiries regarding a business combination with a potential purchaser or to acquire or merge with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of control and other burdens related to compliance with various federal and state securities laws. This business combination may be with a financially stable mature company or with a financially unstable company or with a company in its early stages of development of growth.

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

GOLF BROKERAGE BUSINESS

On May 10, 2001, Golf Entertainment, Inc. sold its golf brokerage business as discussed below.

On July 21, 2000, Golf Entertainment, Inc. launched its Internet based business, GolfBZ.com, Inc. GolfBZ's business was to broker golf-related business via the Internet by soliciting buyers and sellers of golf courses, driving ranges, manufacturers, distributors and being paid a commission upon the closing of a transaction. Due the overall economic slowdown and withdrawal of major sources of funding for golf businesses, management was not able to bring a business transaction to completion since the inception of the business, nor does management see a foreseeable transaction consummated in the near future.

GOLF ENTERTAINMENT BUSINESS

On May 24, 2000, Golf Entertainment, Inc.'s subsidiary, Traditions Acquisition Corporation, ceased to do business as discussed below.

During the beginning of 2000, the Company proceeded with its announced intention to become involved in the golf entertainment business. However, due to certain market factors, the feasibility of a consolidation was significantly decreased and Management focused its efforts in the golf business in the first quarter of 2000 to emphasize opportunities relating to golf Internet business. The Company abandoned its sole facility, Traditions Golf Club in Edmond, Oklahoma, held in its wholly owned subsidiary, Traditions Acquisition Corporation.

SEASONALITY
The Company has ceased to do business and therefore is not subject to seasonality.

As of December 31, 2000, the golf brokerage business was not seasonal.

During 2000, sales at the Company's former golf facility were seasonal with higher revenue in the warmer months.

COMPETITION
The Company faced competition from primarily individual local business brokers and regional business brokers in its golf Internet business. The Company believed that based on its national business plan, its listing base and range of services, that the competition would not adversely affect its operations.

The Company's former golf facility faced competition from a number of sources from local owner/operator facilities as well as national entities.

EMPLOYEES
As of December 31, 2000, the Company employed 6 full time employees at its corporate headquarters. None of its employees are represented by a union. The Company believes that relations with its employees are favorable.

ACQUISITIONS

The Company had no acquisitions during 2000.

DISPOSAL OF GOLF ENTERTAINMENT BUSINESS

On May 24, 2000, Traditions Acquisition Corporation, a wholly owned subsidiary of Golf Entertainment, Inc., ceased to do business. Traditions Acquisition Corporation ceased all operations of the Traditions Golf Club in Edmond, Oklahoma and began procedures to dissolve. The subsidiary's recorded assets of $387,353 and recorded liabilities of $401,460 were written down to $-0-. Pursuant to the terms of the lease agreement, by which Traditions Acquisition Corporation had leased the Traditions Golf Club facility, all future lease payments would become due from Traditions Acquisition Corporation upon termination of that lease. The owner of the facility terminated the lease agreement effective May 23, 2000. The total remaining lease liability of Traditions Acquisition Corporation is $888,000. This liability is not guaranteed by Golf Entertainment, Inc. Traditions Acquisition Corporation is currently in the process of dissolution.

DISPOSAL OF THE GOLFBZ BUSINESS

Due to the cessation of business by Golf Entertainment, Inc. on April 6, 2001, the Company sold its subsidiary, GolfBZ.com, Inc., and the related intangible assets to Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, on May 10, 2001 in consideration for advancement of funds to allow for the audit of the Company's financial statements of $25,000 and other consideration including uncompensated management services.

ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company's headquarters as of May 11, 2001.

                                    GENERAL          APPROXIMATE       TYPE OF
LOCATION                            CHARACTER        SQUARE FOOTAGE    INTEREST
--------                            ---------        --------------    --------
Alpharetta, GA (Headquarters)       Office           3,196             Leased

The Company believes its property is in generally good condition, well maintained and suitable for its intended use. The Company has notified the landlord that it will close the office effective June 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

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

During the second quarter of 1999, disputes with two former owners of one of the Company's subsidiaries were settled and the Company issued 210,000 shares of common stock. In addition, the Company has an additional accrual reserves for the cash portion of the settlement of $3,850 and $10,000 as of December 31, 2000 and December 31, 1999, respectively. The Company has no liability remaining as of May 8, 2001.

During the second quarter of 2000, a former creditor of the Company filed suit against the Company seeking an unspecified amount of approximately $150,000 for unpaid invoices. During the third quarter of 2000, the Company reached a settlement agreement with the plaintiff's attorney to issue the plaintiff 40,000 shares of the Company's stock, valued at $17,500, as full settlement of claims made against the Company related to the suit. The Company has no liability remaining as of May 8, 2001.

The Company has also involved in legal proceedings from time to time arising out of the ordinary course of its prior business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during 2000 to a vote of security holders of the Company through the solicitation of proxies.

There was no annual meeting of stockholders held during 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock trades on the OTC Bulletin Board of the Nasdaq Stock Market under the symbol GECCE.OB. The following table sets forth the high and low sales price quotations of the Company's common stock for the periods indicated.

                              2000                         1999
FISCAL QUARTER        HIGH            LOW          HIGH             LOW
First Quarter         $1.00          $0.31        $1.19            $0.69
Second Quarter        $0.56          $0.19        $2.00            $0.69
Third Quarter         $0.66          $0.20        $0.97            $0.75
Fourth Quarter        $0.28          $0.09        $1.03            $0.50

As of May 8, 2001, the Company had approximately 266 shareholders of record of its $0.01 par value common stock and approximately 26 shareholders of record of its $0.01 par value preferred stock.

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

On April 23, 2001, the Company's ticker symbol was modified by having an `E' appended to the end indicating non-compliance with required SEC filings. The Company expects that this should be removed upon acceptance of the filing of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial information is derived from the consolidated financial statements of the Company and its wholly owned subsidiaries for the period indicated. The information set fort in the following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report and the Company's consolidated financial statements and notes thereto appearing in Item 8 of the report. All per share data has been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998.

For the Year ended December 31,
(In thousands, except per share data)

                          2000        1999          1998         1997        1996
Revenues               $   -0-      $   585      $ 30,623      $30,715     $ 21,237

Net Income/
(Loss) from
Operations              (1,338)        (979)       (3,202)         330       (1,398)

Discontinued
 Operations               (245)      (1,432)          -0-          -0-          -0-

NET INCOME/
 (LOSS)                 (1,472)      (2,412)       (3,202)         330       (1,398)

NET INCOME/
(LOSS) PER
COMMON SHARE             (0.32)       (1.10)        (2.63)        0.09        (1.80)
NET INCOME/
(LOSS) PER
COMMON SHARE-
DILUTED                  (0.32)       (1.10)        (2.63)        0.08        (1.80)

Total Assets               201        1,610        26,381       29,074       27,687

Discounted
Lease Rental               216          466        15,450       15,906       14,809

Total Liabilities          413          992        23,929       23,595       22,449

Total Stockholders'
 Equity/(Deficit)         (212)         618         2,452        5,478        5,238


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in Item 8 of this report.

Overview

In April 2001, Golf Entertainment, Inc. ceased to do business.

During the first quarter of 2000, Golf Entertainment, Inc. refocused its golf business to emphasize opportunities relating to golf Internet business. The Company launched its Internet based business, GolfBZ.com, Inc., on July 21, 2000. GolfBZ's business was to broker golf-related business via the Internet by soliciting buyers and sellers of golf courses, driving ranges, manufacturers, distributors and being paid a commission upon the closing of a transaction. Due the overall economic slowdown and withdrawal of major sources of funding for golf businesses, management was not able to bring a business transaction to completion since the inception of the business.

On May 24, 2000, Traditions Acquisition Corporation, a wholly owned subsidiary of Golf Entertainment, Inc., ceased to do business. Traditions Acquisition Corporation ceased all operations of the Traditions Golf Club in Edmond, Oklahoma and began procedures to dissolve.

With respect to the discontinued leasing operations, the Company managed the remaining 5 leases not sold with the lease portfolio by collecting approximately $290,000 in minimum lease payments and repaying the recourse debt against the remaining leases of approximately $115,000. The net proceeds were used for general corporate purposes. Management also determined that the remaining off-lease inventory had no measurable economic value and wrote down the carrying value to $-0-. The Company also released the Buyer from certain obligations of approximately $55,500 in lieu of payment for lease portfolio related liabilities.

On April 6, 2001, the Board of Directors decided to cease operations of the Company. The Company's primary current remaining objective is to respond to any inquiries regarding a business combination with a potential purchaser or locate a target business that the Company believes will have significant growth potential and effect a business combination with that target. A business combination may involve the acquisition of, or merger with, a financially stable, mature company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens (including significant professional fees) related to compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in its early stages of development or growth.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

REVENUES

Total revenues for the year ended December 31, 2000 from the golf management business were $253,234 comprised entirely of revenues from the Company's Traditions Golf Club for the period January 2000 to May 2000. Traditions Golf Club operations were acquired in May 1999. Total revenues for the period May 1999 to December 1999 were $585,482. The Company recorded revenues of $18,239 and $8,111,716 for the years ended December 31, 2000 and 1999, respectively, from the discontinued leasing business. For financial statement purposes for the year ended December 31, 2000, all leasing and golf management business revenues are shown net of leasing and golf management business expenses as discontinued operations.

COSTS AND EXPENSES

Total non-leasing costs and expenses for the year ended December 31, 2000 were $1,246,591, comprised of $835,451 of general and administrative expenses including $76,724 directly related to the golf brokerage business, $55,837 in depreciation expense, $5,174 in interest expenses, net of interest income, and $313,520 in settlement expenses. Expenses related to the golf management business of Traditions Golf Club were $42,429 related to cost of sales related to revenues and $302,220 of selling, general and administrative expenses related to the operations of the Traditions Golf Club, including depreciation expense of $28,958 and interest expense of $7,652. For financial statement purposes for the years ended December 31, 2000 and 1999, all expenses related to the golf management business are shown net of golf management revenues as discontinued operations. Total expenses directly related to the leasing business were $203,191. For financial statement purposes for the years ended December 31, 2000 and 1999, all leasing expenses are shown net of leasing revenues as discontinued operations.

Corporate expense decreased 6.7% from $813,542 for the year ended December 31, 1999 to $758,727 for the year ended December 31, 2000, a decrease of $54,815. The decrease in corporate expense is attributable to a decrease in staffing levels between periods, consolidation of operations to Alpharetta, Georgia and a concentrated effort by the Company's new management to reduce general expenses. Additionally, management reviewed the fixed assets of the Company for future economic benefit and determined that the assets had no residual value and were economically impaired. The Company reported an impairment charge of $128,267

Traditions Golf Club results were below expectations for the period January 1, 2000 through May 24, 2000. The subsidiary reported a net loss from operations of $91,414 for the period January 1, 2000 through May 24, 2000. For financial statement purposes, this is reported as discontinued operations.

DISCONTINUED OPERATIONS

Loss from discontinued operations decreased 82.8% from $1,432,446 for the year ended December 31, 1999 to $246,545 for the year ended December 31, 2000, a decrease of $1,185,901. The decrease in the loss from discontinued operations between periods is due the sale of the leasing portfolio at December 31, 1999 and to the write down of inventory and residual values related to the Company's leasing operations recorded in the 1999 period. The Company recorded a net loss on discontinued operations of $169,237 for the leasing business from the final write-off of inventory of $147,700 and the cancellation of a note receivable from the purchaser of the lease portfolio for additional taxes owed on the lease portfolio of $55,491 netted against a gain on disposal of certain inventory items of $4,840, the recovery of a security deposit of $10,874 and the finance income from the remaining leases of $18,239. The Company recorded a net loss on discontinued operations of $77,307 from the golf management business from the net loss from operations of $91,414 netted against a gain on the disposal of the net fixed assets of $14,107.

The consolidated financial statements do not reflect a provision for income taxes due to the utilization of net operating loss carryforwards and changes in the related valuation allowance. At December 31, 2000, the Company had unexpired net operating loss carryforwards of approximately $8,300,000, which can be utilized to offset future taxable income, if any.

NET EARNINGS

As a result of the foregoing, the Company recorded a net loss of $1,471,857 for the year ended December 31, 2000 as compared to a net loss of $2,411,691 for the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 (Note: The discussion below pertains to the Company's discontinued leasing business.)

REVENUES

Total revenues for the year ended December 31, 1999 from the golf management business were $585,482 comprised entirely of revenues from the Company's Traditions Golf Club. Traditions Golf Club operations were acquired in May 1999. Total revenues were $8,111,716 and $30,623,016 for the years ended December 31, 1999 and 1998, respectively from the discontinued leasing business. For financial statement purposes for the years ended December 31, 1999 and 1998, all leasing revenues are shown net of leasing expenses as discontinued operations.

COSTS AND EXPENSES

Total non-leasing costs and expenses for the year ended December 31, 1999 were $751,185, comprised of $96,645 related to cost of sales related to revenues from golf management operations and $654,540 of selling, general and administrative expenses related to the operations of the Traditions Golf Club, including depreciation expense of $40,428 and interest expense of $11,827. Total expenses directly related to the leasing business were $9,238,710 and $25,778,551 for the years ended December 31, 1999 and 1998, respectively. For financial statement purposes for the year ended December 31, 1999 and 1998, all leasing expenses are shown net of leasing revenues as discontinued operations.

Corporate expense decreased 88.7% from $7,206,266 for the year ended December 31, 1998 to $813,542 for the year ended December 31, 1999, a decrease of $6,392,724. The decrease in corporate expense is attributable to a decrease in staffing levels between periods, consolidation of operations to Alpharetta, Georgia and a concentrated effort by the Company's new management to reduce general expenses and a forgiveness of debt of $385,197, net interest income of $5,771 and depreciation expense of $56,179.

Traditions Golf Club results were in line with expectations of a facility in its first full 12 months of operations. The subsidiary reported a net loss from operations of $165,703. For financial statement purposes for the year ended December 31, 1999, all golf management expenses are shown net of golf management revenues as discontinued operations.

DISCONTINUED OPERATIONS

Loss from discontinued operations increased 100.0% from $-0- for the year ended December 31, 1998 to $1,432,446 for the year ended December 31, 1999, an increase of $1,432,446. The increase in the loss from discontinued operations between periods is due to the sale of the leasing portfolio ad December 31, 1999 and to the write down of inventory and residual values related to the Company's leasing operations recorded in the 1999 period. The Company recorded a net loss on discontinued operations of $1,480,792 and a gain on disposal of the discontinued operations' net fixed assets of $48,346.

LIQUIDITY AND CAPITAL RESOURCES

The Company has very little cash and has had no substantial access to cash except for borrowings from insiders since the fourth quarter of 2000. The lack of liquidity has caused the Company to cease operations.

Previously, the Company had a line of credit with Merrill Lynch Business Financial Services, Inc. During December 1999, the Company was able to reach a Settlement Agreement with Merrill Lynch, whereby the Company will pay monthly installments over a 16-month period, beginning in April 2000. During 2000, the Company negotiated a final settlement Merrill Lynch whereby the Company paid $24,000 in cash and Merrill Lynch forgave the remaining $101,000. As of December 31, 2000, there was no amount outstanding to Merrill Lynch.

In March 1999, LEC Leasing, Inc. and IBM Corporation entered into an agreement whereby $347,884 of accounts payable obligations were converted into an 8% term note payable in monthly installments of $20,000. On November 12, 1999, the Company and IBM reached an agreement, subject to appropriate documentation, to substantially reduce the obligation and amend the repayment terms. As of December 31, 2000, the balance owed IBM is $39,750.

In November 1999, the Company finalized its lease negotiations in conjunction with its relocation to Alpharetta, Georgia. As part of the negotiations, the Company and landlord agreed to a build-out allowance. Actual costs of the build-out were greater than the allowance. The Company paid for the build-out with a combination of cash and a note payable to the landlord of $15,980 to be repaid over 5 years (lease term) at 10%. As of December 31, 2000, the Note Payable balance was $12,929.

On November 30, 2000, the Company agreed to sell up to $500,000 of Convertible Notes to the Company's Chairman/CEO, Ronald G. Farrell. The balance of the Convertible Notes was $105,000 as of December 31, 2000. Through May 9, 2001, the Company has been able to sell additional Convertible Notes of $77,000. The Company has been unable to sell any of its Convertible Notes since May 9, 2001 and it will not be able to continue operations.

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

FUTURE PLANS

On April 6, 2000, the Board of Directors decided to cease operations of the Company. The Company's primary remaining objective is to respond to any inquiries regarding a business combination with a potential purchaser or locate a target business that the Company believes will have significant growth potential and effect a business combination with that target. A business combination may involve the acquisition of, or merger with, a financially stable, mature company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens (including significant professional fees) related to compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in its early stages of development or growth.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                             PAGE

Independent Auditors' Report - Goldstein Golub Kessler LLP             25

Consolidated Balance Sheets as of December 31, 2000 and 1999           26-27

Consolidated Statements of Operations For The Years Ended
     December 31, 2000, 1999 and 1998                                  28

Consolidated Statements of Cash Flows For The Years Ended
     December 31, 2000, 1999 and 1998                                  29-30

Consolidated Statements of Stockholders' Equity For The
     Years Ended December 31, 2000, 1999 and 1998                      31

Notes To Consolidated Financial Statements                             32-48


The consolidated financial statements of the Company are filed under this Item 8 pursuant to Regulation S-X. Financial statement schedules are omitted because either they are not required under the instructions, are inapplicable, or the information is included elsewhere in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Name                          Age         Position
----                          ---         --------
Ronald G. Farrell             57          Chairman of the Board, Chief
                                          Executive Officer and President

Larry M. Segall               45          Director

John F. Chiste                44          Director

Scott A. Lane                 36          Chief Financial Officer & Secretary

BIOGRAPHICAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Ronald G. Farrell. Mr. Farrell, age 57, has served as the Chairman of the Board, and Chief Executive Officer of the Company since November 20, 1998, and as President since August 16, 1999. Mr. Farrell tendered his resignation on April 6, 2001 effective April 30, 2001. On April 26, 2001, Mr. Farrell withdrew his resignation. From July 1992 through December 1996, Mr. Farrell served as Chairman and CEO of Computer Integration Corp., a publicly traded company. Mr. Farrell is the founder, Chairman and President of R.G. Farrell, Inc. and RGF Investments, Inc., both founded in 1985. These companies are wholly owned by Mr. Farrell and are engaged in financial consulting in connection with private placements, public offerings, venture capital transactions and leveraged buyout and roll-up transactions. During the ten years from 1985 to 1995, Mr. Farrell directed the acquisition of fourteen companies and was instrumental in four public offerings.

Larry M. Segall. Mr. Segall, age 45, served as a Director of the Company since November 1989 through April 2001. Mr. Segall resigned April 6, 2001. Mr. Segall is currently the Chief Financial Officer of AdClip Networks Corporation, a Internet marketing company. Mr. Segall was previously the Chief Financial Officer of Vitamin Shoppe Industries, Inc. from October 1997 to November 2000. From 1985 to 1996, Mr. Segall held a number of financial management positions and was Vice President, Treasurer and Controller of Tiffany & Co. In 1997, he was Senior Vice President - Merchandising Planning for Tiffany & Co. and was responsible for worldwide strategic sales, merchandising and product planning, including product development, product sourcing/replenishment, internal manufacturing, inventory management and distribution resource planning. From 1983 to 1985 he was the Controller of Murijani International Ltd. From 1977 to 1983, he was employed by Deloitte & Touche LLP.

John F. Chiste. Mr. Chiste, age 43, served as a Director of the Company since December 1999 through April 2001. Mr. Chiste resigned April 6, 2001. Mr. Chiste has been the Treasurer and Chief Financial Officer Bluegreen Corp. since November 1997. From May 1994 to October 1997, he was the Chief Financial Officer of Computer Integration Corp. Prior to that, Mr. Chiste was Chief Financial Officer of Sports/Leisure, Inc. from May 1992 to December 1992. Prior to his employment by Sports/Leisure, Inc., Mr. Chiste was employed by Ernst & Young, LLP for 13 years, most recently as a Senior Manager. Mr. Chiste is a Certified Public Accountant.

Scott A. Lane. Mr. Lane, age 36, became the Chief Financial Officer of the Company in March 2000. Mr. Lane tendered his resignation on April 6, 2001 effective April 30, 2001. On April 26, 2001, Mr. Lane withdrew his resignation. Prior to joining the Company, Mr. Lane was with BWAY Corporation as a project manager since May 1998. From November 1991 through May 1998, Mr. Lane held progressive management positions in accounting with Turner Broadcasting System, Inc. From June 1986 to November 1991, Mr. Lane was with a large local public accounting firm in Atlanta. Mr. Lane is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation paid and/or accrued to each of the Company's executive officers for services rendered in all capacities to the Company during the three years ended December 31, 1999. No other executive officer received annual compensation in excess of $100,000 in any of the three fiscal years ended December 31, 2000. This information includes the dollar value of base salaries, bonuses, awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

(A)      SUMMARY COMPENSATION TABLE

Name of Individual and                                              Other Annual
Principal Position     Fiscal Year   Salary ($)      Bonus ($)     Compensation ($)
------------------     ------------------------------------------------------------


Ronald G. Farrell         2000        $201,000           --                --
Chairman & CEO            1999        $353,976           --                --
                          1998        $     --           --                --


Michael F. Daniels        2000        $     --           --           $    --
President(1)              1999        $134,448           --           $    --(1)
                          1998        $326,385           --           $34,573(2)


William J. Vargas         2000        $     --           --           $ 3,692(3)
CFO & Secretary           1999        $110,250           --           $19,028(3)
                          1998        $123,417           --                --


Scott A. Lane             2000        $ 66,668           --                --
CFO & Secretary           1999        $     --           --                --
                          1998        $     --           --                --

                                       Restricted      Securities       All Other
Name of Individual and   Fiscal           Stock        Underlying        Annual
Principal Position        Year          Awards($)    Options/SARs(#)  Compensation
------------------       ------        -------------------------------------------
Ronald G. Farrell         2000             --         2,000,000             --
Chairman & CEO            1999             --           200,000             --
                          1998             --           300,000             --

Michael F. Daniels        2000             --                --(5)          --(4)
President                 1999             --                --(5)          --(4)
                          1998             --           200,000(5)       2,500(4)

William J. Vargas         2000             --                --(5)          --(4)
CFO & Secretary           1999             --                --(5)          --(4)
                          1998             --            77,500(5)       1,825(4)

Scott A. Lane             2000             --            50,000             --
                          1999             --                --             --
                          1998             --                --             --

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

(3) Represents amounts paid as a consultant during the fourth quarter of 1999 and the first quarter of 2000.

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

(B)      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                  Number of         Percent of
                  Securities        Total
                  Underlying        Options/SAR's      Exercise
                  Options/SAR's     Granted to         or Base          Expiration
Name              Granted (#)       In Fiscal Year     Price ($/Sh)     Date
----------------------------------------------------------------------------------
Ronald G.
Farrell           2,000,000(1)      92.2%                $0.13          11/30/10

Scott A.
Lane                 50,000          2.3%                $0.31           3/29/05


(1) In November, 2000, Mr. Farrell accepted an option grant of 2,000,000 shares in lieu of compensation for the six months from July 1, 2000 through December 31, 2000.

(C) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

                                               Number of                 Value of
                                               Securities                Unexercised
                                               Underlying                In-The-Money
                                               Options/SAR's             Options/SAR's
                                               At Fiscal                 At Fiscal
                  Shares                       Year End(#)               Year End($)
                  Acquired        Value        Exercisable/              Exercisable/
Name              On Exercised    Realized     Unexercisable             Unexercisable
--------------------------------------------------------------------------------------
Ronald G.
Farrell           ----            ----         2,400,000/100,000            -0-/-0-

Scott A.
Lane              ----            ----         -0-/50,000                   -0-/-0-

The last sales price for the Company's Common Stock on the OTC Bulletin Board on December 31, 2000 was $0.09.

(D)      DIRECTORS' COMPENSATION

Each non-employee director of the Company is paid $500 per month. In addition, each director is entitled to participate in the Company's stock option plans. The Company does not pay its directors any additional fees for committee participation.

(E)      EMPLOYMENT CONTRACTS

Ronald G. Farrell serves as the Company's Chief Executive Officer under an employment agreement dated November 30, 1998 and effective January 1, 1999 through

December 31, 2003, as amended. Mr. Farrell's compensation under such agreement was originally $240,000 through December 31, 1999, and increases by 10% per year thereafter, but was amended in May, 1999 to an annual salary of $360,000 through December 31, 1999, with annual 10% increases, due to increased responsibility associated with the Company's golf operations. Mr. Farrell's contract was extended on November 30, 2000 through December 31, 2005 under the same terms and conditions. In addition, Mr. Farrell is eligible to receive an annual bonus, payable quarterly, based on Company performance. Such bonus may not exceed Mr. Farrell's base salary for such respective fiscal year. Mr. Farrell was granted the option to purchase a total of 2,000,000 shares of the Company's Common Stock in lieu of cash compensation for the six months between July 1, 2000 and December 31, 2000. The option grant vests immediately and is exercisable for 10 years. Mr. Farrell was also granted the option to purchase a total of 300,000 shares of the Company's Common Stock, vesting in 100,000 share increments on each of December 31, 1999, December 31, 2000 and December 31, 2001. Pursuant to such employment agreement, if Mr. Farrell should die during the term thereof, a death benefit equal to eighteen months salary (currently $594,000) shall be paid to his estate. Mr. Farrell may be terminated for cause.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 8, 2001, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares (the "Common Stock") of common stock, $0.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company and the nominee for Director,
(iii) each executive officer of the Company earning more than $100,000 during the year ended December 31, 2000 and (iv) all executive officers and Directors as a group:

                                           Amount and Nature
         Name and Address of               of Beneficial             Percentage of
         Beneficial Owner (1)              Ownership (2)             Class (3)
         --------------------              ------------------        -------------

         LEC Acquisition LLC               2,912,932 (4)             23.2%

         Ronald G. Farrell                 7,165,000 (5)             57.0%

         Larry M. Segall                     137,177 (6)              1.1%

         John F. Chiste                       20,000 (7)              0.2%

         Scott A. Lane                        50,000 (8)              0.4%

         Michael Daniels                      95,000 (9)              0.8%

         Debra Alisero                        10,000 (9)              0.1%

         Scott Printing Corporation           25,000 (10)             0.2%

         All Directors and
         Executive Officers
         as a Group (6 persons)            7,372,177                 58.6%

(1) The address for all individuals identified herein is 9925 Haynes Bridge Road, Suite 200, PMB #226, Alpharetta, Georgia 30004.

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

(3)      Based on 12,579,043 shares of Common Stock outstanding as of May 9,
         2000.

(4) The Company granted LEC Acquisition LLC a warrant to purchase 6% Convertible Debentures of the Company in the principal amount of $1,429,170 which are convertible into shares of Common Stock. LEC Acquisition LLC has purchased 2,759,432 shares pursuant to such convertible debentures for $827,830. LEC Acquisition LLC has purchased 38,500 shares on the open market for $38,285. The number of shares of Common Stock reflected in the Table includes 500,000 shares available under a warrant issued by the Company on April 25, 2000. LEC Acquisition LLC terminated the Debenture Agreement with the Company on August 12, 2000. Mr. Farrell, as the managing partner of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of Common Stock at such time as the LLC distributes shares of Common Stock to its members. Mr. Farrell has disclaimed beneficial ownership of shares owned by LEC Acquisition, LLC.

(5) Includes options to purchase 2,500,000 shares of Common Stock granted to Mr. Farrell, 2,400,000 shares, which are currently exercisable. Also includes 115,000 shares owned by Sports M&A.com, Inc., a corporation which Mr. Farrell is the sole stockholder. Also includes the potential conversion of demand debentures held by Mr. Farrell of 4,550,000 shares.

(6) Includes options to purchase 83,333 shares of Common Stock granted to Mr. Segall, which are currently exercisable.

(7) Includes options to purchase 20,000 shares of Common Stock granted to Mr. Chiste, which are currently exercisable.

(8) Includes options to purchase 50,000 shares of Common Stock granted to Mr. Lane, which none are currently exercisable.

(9) The Company has been informed that Mr. Daniels and Ms. Alisero have granted a proxy to Mr. Farrell to vote such shares through May 3, 2001.

(10) The Company has been informed that Scott Printing Corporation has granted a proxy to Mr. Farrell to vote such shares through December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has granted LEC Acquisition LLC a warrant to purchase 6% Convertible Debentures of the Company in the principal amount of $1,429,170 which are convertible into shares of Common Stock. LEC Acquisition LLC has purchased 2,759,432 shares pursuant to such convertible debentures for $827,830. LEC Acquisition LLC has purchased 38,500 shares on the open market for $38,285. The number of shares of Common Stock reflected in the Table includes 500,000 shares available under a warrant issued by the Company on April 25, 2000. LEC Acquisition LLC terminated the Debenture Agreement with the Company on August 12, 2000. Mr. Farrell, as the managing partner of LEC Acquisition LLC, exercises voting control over shares held by LEC Acquisition LLC. Additionally, pursuant to the terms of the operating agreement of the LLC, RGF Investments, Inc., a member of the LLC, will receive and Mr. Farrell may receive shares of Common Stock at such time as the LLC distributes shares of Common Stock to its members. Mr. Farrell has disclaimed beneficial ownership of shares owned by LEC Acquisition, LLC.

During the third quarter of 2000, Sports M&A.com, Inc., an entity whose sole shareholder is Ronald G. Farrell, purchased $23,000 of Convertible Notes from the Company and subsequently converted them into 115,000 shares of the Company's common stock.

During the fourth quarter of 2000, Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, purchased $105,000 of Convertible Notes from the Company. Subsequent to December 31, 2001, Ronald G. Farrell has purchased additional notes totaling $57,000 and $25,000 during the first and second quarter of 2001, respectively. The notes are convertible in shares of the Company's common stock.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

         (a) (1) The Consolidated Financial Statements included in Item 8 hereof and set forth on pages 25-48.

                  (2) The Financial Statement Schedules listed in the Index to the Financial Statement Schedules.

                  (3) The exhibits listed in the Index to Exhibits.

         (b)      Reports on Form 8-K.

                           The Company did not file any Reports on Form 8-K during the fourth quarter of 2000.

                           The Company filed a Report on Form 8-K on April 9, 2001 regarding the cessation of the Company's business.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GOLF ENTERTAINMENT, INC.


Date:  May 17, 2001        By:  /s/ Ronald G. Farrell
                           Ronald G. Farrell
                           Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  May 17, 2001        By:  /s/ Ronald G. Farrell
                           Ronald G. Farrell
                           Chief Executive Officer and Director
                           (Principal Executive Officer)


Date:  May 17, 2001        By:  /s/ Scott A. Lane
                           Scott A. Lane
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                          Independent Auditors' Report

The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a working capital deficiency and a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that may result from this uncertainty.

/s/ Goldstein Golub Kessler LLP

New York, New York
May 14, 2001

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,        DECEMBER 31,
                                                        2000                1999
                                                    ------------        ------------
ASSETS
CURRENT ASSETS
Cash                                                      1,914              23,945
Prepaid expenses                                         25,352                  --
Notes and accounts receivable, other                         --             329,833
                                                     ----------          ----------
  Total current assets                                   27,266             353,778
                                                     ----------          ----------

FURNITURE AND EQUIPMENT, net of accumulated
  depreciation of -0- and 124,611 as of
  December 31, 2000 and 1999, respectively                   --             226,075
                                                     ----------          ----------

OTHER ASSETS
Assets related to discontinued operations               173,990           1,030,033
                                                     ----------          ----------

TOTAL ASSETS                                            201,256           1,609,886
                                                     ==========          ==========

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,           DECEMBER 31,
                                                                  2000                   1999
                                                              ------------           ------------
LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                   149,768                 82,710
Accrued liabilities                                                 29,196                168,597
Notes payable                                                      105,000                     --
Current maturities of long-term debt                                22,252                  2,636
                                                              ------------           ------------
  Total current liabilities                                        306,216                253,943
                                                              ------------           ------------

LONG-TERM DEBT                                                      10,017                 12,930
                                                              ------------           ------------

OTHER LIABILITIES
Liabilities related to discontinued operations                      39,750                667,675
Other liabilities                                                   57,254                 57,254
                                                              ------------           ------------
  Total other liabilities                                           97,004                724,929
                                                              ------------           ------------

TOTAL LIABILITIES                                                  413,237                991,802
                                                              ------------           ------------

STOCKHOLDERS' EQUITY/(DEFICIT)
Series A convertible preferred stock, $0.01 par
    value, 1,000,000 shares authorized, 380,000
    shares issued; 228,516 shares outstanding
    at December 31, 2000 and 1999,
    respectively                                                     2,285                  2,285

Common stock, $0.01 par value, 25,000,000
    shares authorized, 5,293,044 and 3,201,711
    shares issued and outstanding at December
    31, 2000 and 1999, respectively                                 52,930                 32,017

Additional paid-in capital                                      11,535,349             10,914,470
Accumulated deficit                                            (11,802,545)           (10,330,688)
                                                              ------------           ------------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                              (211,981)               618,084

                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)               201,256              1,609,886
                                                              ============           ============

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                        2000                 1999                  1998
                                                     ----------           ----------           ------------
Selling, general & administrative                     1,148,971              522,076                     --

Depreciation and amortization                            55,837               56,179                     --

Impairment charge                                       128,267                   --                     --

Interest expense, net                                     5,174                  265                     --
                                                     ----------           ----------           ------------
                                                      1,338,249             (578,520)                    --
                                                     ----------           ----------           ------------

Loss from continuing operations                      (1,338,249)            (578,520)                    --

Loss from discontinued operations                      (260,652)          (2,266,714)            (3,202,265)

Gain on disposal                                         14,107               48,346                     --
                                                     ----------           ----------           ------------

Net Loss before extraordinary item                   (1,584,794)          (2,796,888)            (3,202,265)

Extraordinary income-gain on forgiveness
    of debt                                             112,937              385,197                     --
                                                     ----------           ----------           ------------

Net Loss                                             (1,471,857)          (2,411,691)            (3,202,265)
                                                     ==========           ==========           ============

Loss per share from continuing operations                 (0.29)               (0.26)                    --

Loss per share from discontinued operations               (0.06)               (1.04)                 (2.63)

Gain per share on disposal                                 0.00                 0.02                     --

Extraordinary gain per share                               0.03                 0.18                     --
                                                     ----------           ----------           ------------

Loss per common share - basic                             (0.32)               (1.10)                 (2.63)
                                                     ==========           ==========           ============
Loss per common share - diluted                           (0.32)               (1.10)                 (2.63)
                                                     ==========           ==========           ============

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                    2000                 1999                 1998
                                                                 ----------           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       (1,471,857)          (2,411,691)          (3,202,265)
  Adjustments to reconcile net loss to cash provided
  by operating activities:
    Depreciation & Amortization                                      84,795            2,785,366            5,242,149
    Write down of inventory and residual values                     147,700              694,630            1,455,378
    Stock compensation expense                                      161,792               96,564              148,981
    Gain on disposal                                                     --              (49,024)                  --
    Write-off of notes receivable                                   305,324                   --                   --
     Impairment charge                                              128,267                   --                   --
     Forgiveness of debt                                           (112,937)            (385,197)                  --
    Change in assets and liabilities due to
  operating activities:
      (Increase) decrease in accounts receivable                         --            2,919,397             (205,101)
      Increase in prepaid expenses                                  (25,352)                  --                   --
      Decrease in inventory                                              --              445,599              721,923
      Increase (decrease) in accounts payable                        78,996           (3,341,572)            (212,358)
      Increase (decrease) in accrued liabilities                   (139,402)            (539,765)             253,093
      Increase (decrease) in other liabilities                           --              (47,944)            (513,690)
      Decrease in assets disposed of                                387,684                   --                   --
      Decrease in liabilities disposed of                          (401,734)                  --                   --
                                                                 ----------           ----------           ----------
  Total adjustments                                                 615,133            2,578,054            6,890,375
                                                                 ----------           ----------           ----------


Net cash provided by (used in) operating activities                (856,724)             166,363            3,688,110

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease inventory                             --                   --            2,799,055
  Proceeds from sales of furniture, fixtures and
equipment                                                            47,700                7,820                   --
  Purchases of furniture and equipment                               (6,039)             (73,623)            (303,992)
  Decrease in notes receivable-employees                                 --              143,376                   --
  Decrease (increase) in notes receivable                            49,509             (379,833)            (123,665)
  Additions to net investment in sales-type and
direct financing leases                                                  --                   --           (5,323,960)
  Sales-type and direct financing lease rentals
received                                                            292,012            1,846,830            3,107,094
                                                                 ----------           ----------           ----------
Net cash provided by (used in) investing activities                 383,182            1,544,570           (3,871,008)
                                                                 ----------           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from nonrecourse and recourse discounted
    lease rentals                                                        --                   --            8,898,725
  Payments on nonrecourse and recourse discounted lease
    rentals                                                              --           (2,182,856)          (9,354,127)
  Proceeds from notes payable                                       134,500               15,980            3,133,020
  Payments on notes payable                                        (162,989)            (275,973)          (2,245,200)
  Proceeds from sale of stock                                       480,000              380,830                   --
  Purchase of treasury stock                                             --                   --              (66,454)
                                                                 ----------           ----------           ----------
Net cash provided by (used in) financing activities                 451,511           (2,062,019)             365,964
                                                                 ----------           ----------           ----------

Net increase (decrease) in cash                                     (22,031)            (351,086)             183,066

Cash at beginning of period                                          23,945              391,705              208,639

Cash at end of period                                                 1,914               40,619              391,705
                                                                 ==========           ==========           ==========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                         15,745            1,302,841            2,078,748
    Income Taxes                                                         --                   --               43,627

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
AS OF DECEMBER 31, 2000

                                                                                                           NOTES
                           PREFERRED STOCK      COMMON STOCK      ADDITIONAL                             RECEIVABLE        TOTAL
                          ----------------   ------------------    PAID-IN     ACCUMULATED   TREASURY       FROM       STOCKHOLDERS'
                          SHARES    AMOUNT    SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK     STOCKHOLDERS      EQUITY
                          -------   ------   ---------   ------   ----------   -----------   --------   ------------   -------------
Balance at December 31,
  1997                    229,016   2,290    1,220,568   12,206   10,419,038    (4,716,732)  (144,682)    (93,750)       5,478,370
Exercise of stock
  options                                      234,375    2,344      146,637                                               148,981
Purchase of treasury
  stock                                                                                       (66,454)                     (66,454)
Write-off of shareholder
  notes receivables                                                                                        93,750           93,750
Retirement of treasury
  stock                                        (44,550)    (446)    (210,690)                 211,136                           --
Net loss, 1998                                                                  (3,202,265)                             (3,202,265)
                          -------   -----    ---------   ------   ----------   -----------   --------     -------       ----------
Balance at December 31,
  1998                    229,016   2,290    1,410,393   14,104   10,354,985    (7,918,997)        --          --        2,452,382
Conversion of preferred
  stock to common            (500)     (5)         219        2            3                                                    --
Stock compensation
  expense                                      110,000    1,100       95,464                                                96,564
Issuances of stock in
  lieu of payment                              345,000    3,450       96,549                                                99,999
Sale of stock                                1,336,099   13,361      367,469                       --          --          380,830
Net loss, 1999                                                                  (2,411,691)                             (2,411,691)
                          -------   -----    ---------   ------   ----------   -----------   --------     -------       ----------
Balance at December 31,
  1999                    228,516   2,285    3,201,711   32,017   10,914,470   (10,330,688)        --          --          618,084
Issuance of stock for
  services                                      78,000      780       73,988                                                74,768
Issuance of stock for
  settlements                                  375,000    3,750       83,274                                                87,024
Sale of stock                                1,638,333   16,383      463,617                       --          --          480,000
Net loss, 2000                                                                  (1,471,857)                             (1,471,857)
                          -------   -----    ---------   ------   ----------   -----------   --------     -------       ----------
Balance at December 31,
  2000                    228,516   2,285    5,293,044   52,930   11,535,349   (11,802,545)        --          --         (211,981)
                          =======   =====    =========   ======   ==========   ===========   ========     =======       ==========

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Operations: Golf Entertainment, Inc. and subsidiaries (LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc.; Traditions Acquisition Corporation and GolfBZ.com, Inc. or "GolfBZ") (collectively, the "Company" or "Golf") has ceased doing business as of April 6, 2001. Mr. Ronald G. Farrell introduced in late 1998 a plan to re-orient the Company from the equipment leasing business to the golf industry, including owning and operating golf courses, as well as other opportunities in Internet ".com" businesses. On February 17, 1999, the stockholders of the Company approved the issuance of convertible debentures to an investment company managed by Mr. Farrell, as well as the change of the Company's name to Golf Entertainment, Inc. from LEC Technologies, Inc. On April 6, 2001, the Board of Directors decided to cease operations of the Company.

The Company's former line of business was leasing business equipment.

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

Allowance for Doubtful Accounts

The following table reflects changes in the Company's estimated reserve for doubtful accounts for each of the three years in the period ended December 31, 2000.

             Balance at                                             Balance at
            Beginning of                                              End of
               Period            Expense          Write-off           Period
            ------------        ---------         ---------         ----------
1998          $157,405          $ 250,350         $ 103,388          $ 304,367
1999          $304,367          $  62,878         $ 360,906          $   6,339
2000          $  6,339          $     -0-         $   6,339          $     -0-

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,471,857 in 2000. In addition, the Company has a stockholders' deficiency of $211,981 at December 31, 2000. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the Company to continue as a going concern.

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

Depreciation and amortization are provided on the straight-line method over the following useful lives:

          Computer equipment                         3 to 5 years
          Furniture and office equipment             5 to 7 years
          Leasehold improvements                     Term of lease

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

Management periodically evaluates the carrying value of its long-lived assets, including operating leases, furniture and equipment, and intangible assets. Whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss for the difference between the carrying value and the estimated net future cash flows attributable to such asset. As a result of the review of the remaining fixed assets of the Company, primarily used computer equipment, management has recorded an impairment charge of $128,267 during the year ended December 31, 2000.

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

Earnings Per Share

Basic and diluted loss per share are computed in accordance with SFAS No. 128, "Earnings Per Share". Potential common shares have not been included in the computation of diluted earnings per share because the effect would be antidilutive.

Recently Issued Accounting Standards

Management does not believe that any recently issued but not yet adopted accounting standards will have a material effect on the Company's results of operations or on the reported amounts of its assets and liabilities upon adoption.

Reclassification

Certain reclassifications have been made in the 1999 and 1998 financial statements to conform to the 2000 presentation.

QUARTERLY INFORMATION

                  QUARTER ENDED     QUARTER ENDED      QUARTER ENDED         QUARTER ENDED        QUARTER ENDED
                  MARCH 31, 2000    JUNE 30, 2000    SEPTEMBER 30, 2000    DECEMBER 31, 2000    DECEMBER 31, 2000
                  --------------    -------------    ------------------    -----------------    -----------------
Net loss             (716,626)         (207,156)           (374,046)           (174,029)            (1,471,85?)
Loss per share          (0.19)            (0.04)              (0.06)              (0.03)                 (0.32)

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

NOTE 3: LEASED ASSETS

The components of the net investment in sales-type and direct financing leases, which are included in assets related to discontinued operations, as of December 31 are as follows:

                                                2000                 1999
                                             ----------           ----------
Total future minimum lease payments          $  181,523           $  502,707
 Less unearned finance income                    (7,533)             (36,705)
                                             ----------           ----------
                            Total            $  173,990           $  466,002
                                             ==========           ==========

Future minimum lease payments on sales-type and direct financing leases as of December 31, 2000 are as follows:

Years ending December 31,
               2001                          $150,892
               2002                            30,631
                                             --------
                                             $181,523
                                             ========

There are no future minimum lease rentals on operating leases due to sale of the lease portfolio.

NOTE 4: ACQUISITION OF TRADITIONS GOLF CLUB

On May 22, 1999, Traditions Acquisition Corporation, a wholly-owned subsidiary of Golf Entertainment, Inc, acquired substantially all of the assets except for real estate of Golf Traditions I, Ltd., a partnership that developed Traditions Golf Club in Edmond, Oklahoma. Traditions Golf Club has a 4,500 yard, 18 hole, par 60 executive length golf course, a 20 acre practice range of 80 tees with multiple target greens, an 18 hole practice putting course, a mini-course for juniors, a pro shop and a club house. The purchase price for the acquisition was approximately $454,073, and was equal to the liabilities assumed, approximately $454,073. The purchase method of accounting was used to establish and record a new cost basis for the assets acquired and liabilities assumed. Concurrently, the Company entered into a ground lease for a 4-year term with two (2) additional term options of two (2) years each for $24,000 per month. This lease is accounted for as an operating lease.

The operating results for the acquisition have been included in the Company's consolidated financial statements since the date of acquisition.

The following unaudited proforma results assume the acquisition of Traditions Golf Club occurred at the beginning of the year ended December 31, 1999.

         Net sales                                     888,009
         Net expenses                                2,083,680
         Discontinued operations                    (1,480,792)
         Gain on disposal                               48,346
         Extraordinary item                            385,197
                                                    ----------
         Net loss                                   (2,628,117)
                                                    ==========

         Basic earnings per share                        (1.20)
         Diluted earnings per share                      (1.20)

NOTE 5: DISCONTINUED OPERATIONS

In 1998, the Board of Directors determined that, in light of the significant losses from the Company's equipment leasing business and the sizeable indebtedness of the Company from that business, that it was in the best interest of the Company that its equipment leasing business be sold and the Company should develop a golf entertainment business. The Directors agreed to the Sale to repay indebtedness incurred in connection with the Company's equipment leasing business and to generate capital for the development of the golf entertainment business. The Company received approximately $14,000 in cash (after deducting expenses of approximately $315,000), plus a note receivable of $75,000 with monthly payments of $2,834 through June 2002. The Company released the remaining balance of approximately $55,500 in lieu of payment of portfolio related expenses. These funds were used to pay ongoing expenses of the Company and repay Excel Bank,

N.A. for certain recourse debt not being assumed by the Buyer. Furthermore, the Buyer assumed approximately $12,500,000 of debt associated with the Company's business equipment leases and approximately $2,600,000 of senior secured debt.

Revenue related to the discontinued leasing operations was $18,239, $8,102,630, and $30,623,016 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2001, the Company had approximately $-0- of lease inventory, $173,990 of leased assets, and $39,750 of related lease liabilities.

On May 24, 2000, Traditions Acquisition Corporation, a wholly owned subsidiary of Golf Entertainment, Inc., ceased doing business. Traditions Acquisition Corporation ceased all operations of the Traditions Golf Club in Edmond, Oklahoma and began procedures to dissolve. The subsidiary's recorded assets of $385,384 and recorded liabilities of $401,734 were written down to $-0-. Pursuant to the terms of the lease agreement, by which Traditions Acquisition Corporation had leased the Traditions Golf Club facility, all future lease payments would become due from Traditions Acquisition Corporation upon termination of that lease. The owner of the facility terminated the lease agreement effective May 23, 2000. The total remaining lease liability of Traditions Acquisition Corporation is $888,000. This liability is not guaranteed by Golf Entertainment, Inc. Traditions Acquisition Corporation is currently in the process of dissolution.

Revenue related to the discontinued golf operations was $253,234, $585,482 and $-0- for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, the Company had no assets or related golf liabilities.

Due to the cessation of business by Golf Entertainment, Inc. on April 6, 2001, the Company sold its subsidiary, GolfBZ.com, Inc., and the related intangible assets to Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, on May 10, 2001 for $25,000.

NOTE 6: INCOME TAXES

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 35% for the years ended December 31 as follows:

                                                    2000                 1999                  1998
                                                 ----------           ----------           ------------
         Computed "expected" income tax
           expense (benefit)                     $ (515,150)          $ (844,092)          $ (1,120,793)
         Change in valuation allowance
           for deferred tax assets                  464,952              809,429              1,115,340
         Nondeductible expenses                      50,198               34,663                  5,453
                                                 ----------           ----------           ------------
              Total tax expense                  $       --           $       --           $         --
                                                 ==========           ==========           ============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at December 31, 2000 and 1999 are presented below:

                                                          December 31,           December 31,
                                                              2000                   1999
                                                          ------------           ------------
Deferred Tax Assets
     Allowances for doubtful accounts,
       inventory obsolescence and
       residual value realization not
       currently deductible                               $         --           $    712,884
      Net operating loss carryforwards                       2,638,478              1,460,642
                                                          ------------           ------------
      Total gross deferred tax assets                        2,638,478              2,173,526
     Valuation allowance                                    (2,638,478)            (2,173,526)
                                                          ------------           ------------
     Net deferred tax assets                              $         --           $         --
                                                          ============           ============

Deferred Tax Liabilities
      Net deferred taxes liabilities                      $         --           $         --
                                                          ============           ============

The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2000 and 1999, the Company determined that $2,638,478 and $2,173,526, respectively, of tax benefits did not meet the realization criteria.

At December 31, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $8,300,000 which are available to offset future taxable income, if any, through 2020.

NOTE 7: NONRECOURSE AND RECOURSE DISCOUNTED LEASE RENTALS

The Company assigned the rentals of its leases to financial institutions at fixed rates on a nonrecourse or, to a lesser extent, on a recourse basis but retained the residual rights. In return for future lease payments, the Company received a discounted cash payment. Discounted lease rentals as of December 31, 2000 and 1999 were $-0- and $115,941 respectively of which $-0- and $115,941 are recourse, respectively. Interest expense on discounted lease rentals for the years ended December 31, 2000 and 1999 was $-0- and $838,584, respectively.

NOTE 8: NOTES PAYABLE AND LINES OF CREDIT

Notes Payable and Lines of Credit

Previously, the Company had a line of credit with Merrill Lynch Business Financial Services, Inc. During December 1999, the Company was able to reach a Settlement Agreement with Merrill Lynch, whereby the Company will pay monthly installments over a 16-month period, beginning in April 2000. During 2000, the Company negotiated a final settlement with Merrill Lynch whereby the Company paid $24,000 in cash and

Merrill Lynch forgave the remaining $101,000. As of December 31, 2000, there was no amount outstanding to Merrill Lynch.

In March 1999, LEC Leasing, Inc. and IBM Corporation entered into an agreement whereby $347,884 of accounts payable obligations were converted into an 8% term note payable in monthly installments of $20,000. On November 12, 1999, the Company and IBM reached an agreement, subject to appropriate documentation, to substantially reduce the obligation and amend the repayment terms. As of December 31, 2000, the balance owed IBM is $39,750.

In November 1999, the Company finalized its lease negotiations in conjunction with its relocation to Alpharetta, Georgia. As part of the negotiations, the Company and landlord agreed to a build-out allowance. Actual costs of the build-out were greater than the allowance. The Company paid for the build-out with a combination of cash and a note payable to the landlord of $15,980 to be repaid over 5 years (lease term) at 10%. As of December 31, 2000, the Note Payable balance was $12,929.

On November 30, 2000, the Company agreed to sell up to $500,000 of Convertible Notes to the Company's Chairman/CEO, Ronald G. Farrell. The balance of the Convertible Notes was $105,000 as of December 31, 2000.

Notes payable and lines of credit consist of the following at December 31,

                                                         2000                1999
                                                      ----------          ----------
    Term note payable to Northwinds
    Center, LP, payments of $340 including
    interest at 10%, due October 31, 2004                 12,929              15,566

    Term note payable to Imperial Premium,
    Finance Company, payments of $1,842
    including interest at 17.8%, due
    June 25,2001                                          10,590                 -0-

    Term note payable to Scott Printing
    Corporation, due in monthly installments
     Beginning December 1, 2000 of $1,250
     For 4 months, $2,500 for 2 months
     With interest at 0.0%                                 8,750                 -0-

    Demand convertible note payable to
    Ronald G. Farrell, interest accruing at
    Prime plus 2.0%, due upon demand                     105,000                 -0-
                                                      ----------          ----------
                                                      $  137,269          $   15,556
                                                      ==========          ==========

Required annual principal payments as of December 31, 2000 are as follows:

                        2001                $ 127,253
                        2002                    3,217
                        2003                    3,554
                        2004                    3,245
                                            ---------
                              Total         $ 137,253
                                            =========

NOTE 9: COMMITMENTS AND CONTINGENCIES

a) Lease Agreements

The Company leases its office space under an operating lease expiring October 2004. The minimum future rental payments required as of December 31, 2000 under the operating lease are:

Years ending December 31,

                        2001                $ 76,800
                        2002                  79,106
                        2003                  81,477
                        2004                  69,753
                                            --------
                              Total         $307,136
                                            ========

Rental expense on operating leases was $74,961, $344,883, and $301,658 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company has notified the landlord that it will close the Office on June 30, 2001.

b) Employment Contracts

The Company has employment agreements with one of its executive officers with remaining terms of approximately five years. Under this agreement, the employee is entitled to receive other employee benefits of the Company, including medical and life insurance coverage. If the agreement is terminated due to the death of an employee, a death benefit equal to eighteen months salary shall be paid to the employee's estate, currently $594,000. The Company may terminate for cause. The Company's annual expense under these agreements is approximately $360,000. The annual base salary under such agreement was $240,000 for the period January 1, 1999 through December 31, 2000, but was amended in May, 1999 to an annual salary of $360,000 through December 31, 2000, with annual 10% increases thereafter, due to increased responsibility associated with the Company's operations. Mr. Farrell's contract was extended on November 30, 2000 through December 31, 2005 under the same terms and conditions. Mr. Farrell was granted the option to purchase a total of 2,000,000 shares of the Company's Common Stock in lieu of cash compensation for the six months between July 1, 2000 and December 31, 2000. The option grant vests immediately and is exercisable for 10 years.

In addition, pursuant to the terms of the agreement, such officer is eligible to receive an annual bonus equal to five percent (5%) of the Company's operating income for the year.

Such bonus may not exceed such officer's base salary for each respective fiscal year.

NOTE 10: RELATED PARTY TRANSACTIONS

a) Company's Board of Directors

A current director of the Company was formerly the Chief Financial Officer of Vitamin Shoppe Industries, Inc. and was formerly an officer of Tiffany & Co., two of the Company's leasing business former customers. Another former director of the Company was formerly the Chief Operating Officer of NetGrocer, Inc., one of the Company's leasing business former customers. Neither director received any cash or other remuneration from the Company other than their fees as directors and participation in the Company's stock option plans. The Company believes that the terms of its lease arrangements with Vitamin Shoppe Industries, Inc., Tiffany & Co. and NetGrocer, Inc. were fair and were reached on an arms-length basis.

The Chairman of the Board of Directors and Chief Executive Officer currently holds $105,000 of the Company's Convertible Demand Notes. Mr. Farrell also owns all of the stock of a privately-held company that owns 115,000 shares of the Company's common stock. The Company believes that the terms and conditions of the financing arrangements were fair.

b) Aggregate Effect of Transactions with Related Parties

The Board of Directors of the Company has reviewed the aggregate effect on operations of the above-described transactions and concluded that such transactions were in the best interest of the Company and on terms as fair to the Company as could have been obtained from unaffiliated parties.

NOTE 11: STOCKHOLDERS' EQUITY

In 2000, the company issued 78,000 shares of restricted common stock for services. The fair market value of the shares on the dates of issue was $74,768 and was expensed in 2000.

Also in 2000, the Company issued 375,000 shares of restricted common stock for settlement of legal claims. The fair market value of the shares on the dates of issue was $87,024 and was expensed in 2000.

Also in 2000, LEC Acquisition LLC acquired 1,523,333 shares of common stock. The fair market value of the shares at the dates of issue was $457,000.

Also in 2000, Sports M&A.com, Inc. acquired 115,000 shares of the common stock. The fair market value of the shares at the dates of issue was $23,000.

In 1999, the Company issued 110,000 shares of restricted common stock for compensation. The fair market value of the shares at the date of issue was $96,564 and was expensed in 1999.

Also in 1999, the Company issued 345,000 shares of restricted common stock in lieu of payment. The fair market value of the shares at the date of issue was $99,999.

Also in 1999, 5 shares of the Company's preferred stock was converted to 219 shares of common stock. There was no economic effect to the company.

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

A. SERIES A CONVERTIBLE PREFERRED STOCK

In August of 1993, the Company completed the sale of 380,000 shares of Series A Convertible Preferred Stock originally convertible in 14 shares of common stock. Currently, the Preferred Stock is convertible at the holders option at any time into 0.4375 shares of common stock at a conversion price of $22.72 per share after giving effect to the reverse stock splits of 8 to 1 and 4 to 1 on February 24, 1999 and September 15, 1998, respectively. Outstanding Series A Preferred Stock is redeemable by the Company at $10.00 per share plus accrued and unpaid dividends. No warrants are outstanding as of December 31, 2000. The Series A Preferred Stock pays dividends in arrears at an annual rate of $1.00 per share. A conversion bonus equal to $0.25 per share of Series A Preferred Stock converted shall be payable to any holder who converts such shares after the date in any calendar quarter on which dividends accrue and prior to such date for the succeeding calendar quarter.

At December 31, 2000 and 1999, there were 228,516 shares of preferred stock outstanding. Also, at December 31, 2000 and 1999, there were -0- and 1,506,544 warrants outstanding, respectively.

Accrued and unpaid preferred stock dividends were $57,254 at December 31, 2000 and 1999. The preferred stock has unaccrued and unpaid dividends in the amounts of $457,532 and $228,516 for December 31, 2000 and 1999, respectively.

B. WARRANTS AND STOCK OPTIONS

Warrants

On November 30, 1998, the Company and LEC Acquisition LLC, a limited liability company whose managing partner is Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, entered into a Subscription Agreement whereby LEC Acquisition LLC was granted a one year warrant to purchase 6% Convertible Debentures up to an aggregate principal amount of $1,429,170. The 6% Convertible Debentures are convertible into up to an aggregate of 4,763,901 shares of the Company's common stock, such conversion being subject to shareholder approval. On February 17, 1999, the Company's shareholders approved a resolution authorizing the Company to issue such shares upon conversion of the 6% Convertible Debentures. On November 11, 1999, the Board of Directors approved an amendment to the Subscription Agreement to extend the Warrant exercise period to November 29, 2000. On April 25, 2000, the Company granted to LEC Acquisition, LLC a three year warrant to purchase 500,000 shares of the Common Stock of the Company. On August 12, 2000, LEC Acquisition LLC formally notified the Company that it was terminating the Debenture Agreement.

Stock Options

1) Key Employee and Director

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

                                                               2000                 1999              1998
         Net loss available to common stockholders:
            As reported                                      $(1,472)             $(2,412)          $(3,202)
            Pro forma                                         (1,793)              (2,493)           (3,457)

         Loss per common weighted average share:
            As reported                                      $ (0.32)             $ (1.10)          $ (2.63)
            Pro forma                                          (0.39)               (1.14)            (2.84)

For purposes of calculating the compensation cost consistent with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0.0% for each year; expected volatility of 100 percent, 60 percent and 52 percent; risk free interest rates of 6.00%, 6.00%, and 5.83%; and expected lives of one year, three years and five years.

Additional information on shares subject to options is as follows:

                                                  2000                             1999                             1998
                                       ---------------------------       -------------------------        -------------------------
                                                          Weighted                        Weighted                         Weighted
                                        Number            Average        Number           Average         Number           Average
                                          of              Exercise         of             Exercise          of             Exercise
                                        Shares             Price         Shares            Price          Shares            Price
                                       ---------          --------       -------          --------       --------          --------
               Outstanding at
                 beginning of
                  year                   690,781          $   0.97       415,781          $   1.12        138,906          $   2.72
                Granted                2,289,999              0.14       275,000              0.75        811,250              1.48
                Exercised                    -0-                             -0-                         (234,375)             2.00
                Forfeited                (83,750)             2.59           -0-                         (300,000)             2.19
                                       ---------                         -------                         --------
                Outstanding at
                  end of year          2,897,030              0.27       690,781              0.97        415,781              1.12
                                       =========                         =======                         ========
                Options exer-
                  cisable at
                  year end             2,637,030              0.25       490,781              1.08         83,865              1.93
                                       =========                         =======                         ========

                Weighted average
                  fair value of
                  options granted
                  during the year                         $   0.14                        $   0.75                         $   0.46
                                                          ========                        ========                         ========

The following table summarizes information about stock options outstanding at December 31, 2000:

                                    Options Outstanding
                                 -------------------------
                                 Weighted
                                  Average       Weighted
                                  Number        Remaining         Average
           Range of exercise        of         Contractual       Exercise
                 prices           Shares          Life            Price
           --------------------------------------------------------------
                $0.10              60,000         9.8 yrs         $0.10
                 0.13           2,090,000         9.8 yrs          0.13
                 0.20              10,000         9.8 yrs          0.20
                 0.31             119,999         6.3 yrs          0.31
                 0.32              14,531         2.7 yrs          0.32
                 0.69             300,000         7.9 yrs          0.69
                 0.75             275,000         4.0 yrs          0.75
                 0.81              20,000         7.8 yrs          0.81
                 3.00               7,500         1.2 yrs          3.00
                                ---------
                                2,897,030         8.8 yrs         $0.27
                                =========

                                   Options Exercisable
                                  ----------------------
                                                Weighted
                                  Number         Average
           Range of exercise        of          Exercise
                 prices           Shares         Price
           ---------------------------------------------
                $0.10              60,000         $0.10
                 0.13           2,000,000          0.13
                 0.20              10,000          0.20
                 0.31              49,999          0.31
                 0.32              14,531          0.32
                 0.69             200,000          0.69
                 0.75             275,000          0.75
                 0.81              20,000          0.81
                 3.00               7,500          3.00
                                ---------
                                2,637,030          0.25
                                =========

2) Other Options

Options granted to other than employees/directors are accounted for based on the fair value method pursuant to SFAS No. 123 utilizing the Black-Scholes option-pricing method.

The Company issued a warrant to LEC Acquisition, LLC on April 25, 2000 for 500,000 shares of the Company's Common Stock at the purchase price of $0.20 per share. The warrant's term is for three years. The warrants may be exercised in whole or in part.

NOTE 12: MAJOR CUSTOMERS

There are no significant customer relationships remaining after the sale of the lease portfolio.

NOTE 13: EMPLOYEE BENEFIT PLANS

The Company had a qualified 401(k) Profit Sharing Plan (the "Plan") covering all employees of the Company, including officers. During 1998, the Company contributed its required amounts of $49,386 to the Plan on behalf of the Plan's participants. The plan was terminated in 1999.

NOTE 14: SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2000, the Company issued 78,000 shares of common sock in exchange for services valued at $74,768; issued 375,000 shares of restricted common stock to satisfy settlement obligations valued at $87,024.

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

The carrying amounts at December 31, 2000 and 1999 for receivables, accounts payable, accrued liabilities, notes payable and lines of credit approximate their fair values due to the short maturity of these instruments. As of December 31, 2000 and 1999, the carrying amount of recourse discounted lease rentals of $-0- and $115,941, respectively, approximate their fair values because the discount rates are comparable to current market rates of comparable debt having similar maturities and credit quality.

NOTE 16: 2000 FOURTH QUARTER CHARGES

During the fourth quarter of 2000, the Company recorded a charge of $97,700 to reduce the carrying amount of certain assets related to discontinued operations. This charge resulted from a decrease in the market value due to obsolescence of the computer equipment held in storage facilities and reduced the carrying value to $-0-.

During the fourth quarter of 2000, the Company recorded a charge of $128,267 to record the impairment on long-lived assets. This charge reduced the carrying value to $-0-.

NOTE 17: EARNINGS PER COMMON SHARE

In February of 1997, the Financial Accounting Standards Board issued SFAS No 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 supersedes APB Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of "primary EPS" with a presentation of "basic EPS" and "fully diluted EPS" with "diluted EPS". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and is computed similarly to fully diluted EPS under APB Opinion No. 15. The following EPS amounts reflect EPS as computed under SFAS No. 128 for the years ended December 31. All share and per share amounts have been retroactively adjusted to reflect the one-for-four reverse stock split which became effective on September 15, 1998:

                                           2000                  1999                  1998
                                       ------------          ------------          ------------
Shares outstanding at
  beginning of period                     3,201,711             1,410,393             1,197,268
Effect of issuance of common
  stock for compensation                     74,434                45,342                    --
Issuance of common stock in
  lieu of payment                                --               175,535                    --
Issuance of common stock for
  Settlements                               165,738
Sale of stock                             1,212,065               553,873                    --
Conversion of preferred stock                    --                   109                    --
Issuance of common stock
  pursuant to private place-
  ment transactions                              --                    --                    --
Exercise of stock options                                              --                32,748
Purchase of treasury stock                       --                    --               (13,419)
                                       ------------          ------------          ------------

Weighted average common
  shares outstanding                      4,653,948             2,185,252             1,216,597
                                       ============          ============          ============

Net loss                               $ (1,471,857)         $ (2,411,691)         $ (3,202,265)
Preferred stock dividends                        --                    --                    --
                                       ------------          ------------          ------------
Net loss available to
  common shareholders                  $ (1,471,857)         $ (2,411,691)         $ (3,202,265)
                                       ============          ============          ============

Loss per common share                  $      (0.32)         $      (1.10)         $      (2.63)
                                       ============          ============          ============

Weighted average common
  shares outstanding                      4,653,948             2,185,252             1,216,597
Effect of common shares
  issuable upon exercise of
  dilutive stock options                         --                    --                    --
                                       ------------          ------------          ------------

Weighted average common
  shares outstanding assuming
  dilution                                4,653,948             2,185,252             1,216,597
                                       ============          ============          ============

Loss per common
  share assuming dilution              $      (0.32)         $      (1.10)         $      (2.63)
                                       ============          ============          ============

The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive:

                                               2000               1999               1998
                                             ---------          ---------          ---------
Options                                      2,897,030            690,781            309,791
Warrants                                     1,506,544          1,207,075          1,207,179
Convertible preferred stock                     99,976            228,516            100,195
Warrants issuable upon conversion
  of preferred stock if conversion
  occurred prior to August 4, 1998                  --                 --             71,568

NOTE 18: SUBSEQUENT EVENTS

In April 2001, the Board of Directors of the Company decided to cease the operations of the Company effective April 6, 2001 due to its economic unfeasibility. The officers of the Company had given notice of their resignation effective April 30, 2001. The officers have rescinded their resignations. The directors of the Company have given notice of their resignation effective April 6, 2001. Mr. Farrell has rescinded his resignation as Chairman of the Board of Directors.

Due to the cessation of business by Golf Entertainment, Inc. on April 6, 2001, the Company sold its subsidiary, GolfBZ.com, Inc., and the related intangible assets to Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, on May 10, 2001 for $25,000.

(a)      Exhibits


Exhibit
Number                             Description
-------                            -----------
  3.1             Certificate of Incorporation.*
  3.2             Certificate of Amendment of Certificate of Incorporation,
               dated June 23, 1995.**
  3.3             Certificate of Amendment of Certificate of Incorporation,
               dated March 20, 1997.******
  3.4             By laws.*
  4.1             Specimen Common Stock Certificate.*
  4.2             Specimen Series A Convertible Preferred Stock Certificate.*
  4.3             Specimen Warrant Certificate.*
  4.4             Certificate of Designation of Series A Convertible Preferred
               Stock.*
  4.5             Form of Representative's Warrants.*
  4.6             Form of Class C Common Stock Purchase Warrant.*****
  4.7             Form of Class D Common Stock Purchase Warrant.*****
  4.8             Amended and Restated Warrant Agency Agreement Dated as of
               March 3, 1998, between the Company and American Stock Transfer and Trust Company, as Warrant Agent.*****
 10.1             Standard Office Lease - Gross dated April 7, 1995 between
               the Company and Jack Cason (relating to office space in
               Clark County, Nevada).**
 10.2             1991 Directors' Stock Option Plan.*
 10.3             1991 Key Employees' Stock Option Plan.*
 10.4             1993 Directors' Stock Option Plan.*
 10.5             1993 Key Employees' Stock Option Plan.*
 10.6             1994 Stock Option Plan.****
 10.7             1996 Stock Option Plan.*****
 10.8             1997 Stock Option Plan.******
 10.9             Form of 1996 Non-Plan Director Stock Option Agreement.******
 10.10            Indemnification Agreement dated as of September 5, 1990
               between the Company and Michael F. Daniels.*
 10.11            Loan Agreement with Bank of America dated July 11, 1995.***
 10.12            Amendment No. 1 to Loan Agreement with Bank of America.***
 10.13            Amendment No. 2 to Loan Agreement with Bank of America.***
 10.14            Amendment No. 3 to Loan Agreement with Bank of America.***
 10.15            Amended and Restated Business Loan Agreement with Bank of
               America dated February 28, 1997.
 10.16            Bank of America Loan Modification Agreement dated July 24,
               1997.
 10.17            Second Bank of America Loan Modification Agreement dated
               February 5, 1998.
 10.18            Merrill Lynch Line of Credit Agreement.***
 10.19            Amendment No. 1 to Merrill Lynch Line of Credit Agreement.***
 10.20            Amendment No. 2 to Merrill Lynch Line of Credit Agreement.***

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

(F*)              Incorporated by reference to the Company's Registration
          Statement on Form S-2, as filed with the Securities and Exchange Commission on June 10, 1993, Registration No. 33-64246.

(F**)             Incorporated by reference to the Company's Post Effective
           Amendment No. 1 on Form S-2 to its Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on August 1, 1995, Registration No. 33-93274.

(F***)            Incorporated by reference to the Company's 1995 Annual Report on Form 10-KSB/A, as filed with the Securities and Exchange Commission on April 23, 1996, Commission File No. 0-18303.

(F****)           Incorporated by reference to the Company's 1994 Proxy
          Statement, Commission File No. 0-18303.

(F*****)          Incorporated by reference to the Company's 1996 Proxy
          Statement, Commission File No. 0-18303.

(F******)         Incorporated by reference to the Company's Registration
          Statement on Form S-8/S-3, as filed with the Securities and Exchange Commission on June 11, 1997, Commission File No. 333-28921.