Form 10-Q
period 2001-03-31
GOLF ENTERTAINMENT INC
filed 2001-05-24
CIK 849354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

                       9925 Haynes Bridge Road, Suite 200
                                    PMB# 226
                            Alpharetta, Georgia 30022
                    (Address of principal executive offices)
                                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]

There were 5,293,044 shares of Common Stock ($0.01 par value) outstanding as of May 9, 2001.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      For the Quarter ended March 31, 2001

                                                               Page Number
                                                               -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountants' Report - Goldstein
           Golub Kessler LLP                                         3

         Consolidated Balance Sheets at March 31, 2001 and
           December 31, 2000 (Unaudited)                            4-5

         Consolidated Statements of Operations for the three
           months ended March 31, 2001 and 2000 (Unaudited)          6

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 2001 and 2000 (Unaudited)          7

         Notes to Consolidated Financial Statements (Unaudited)     8-9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          13

Item 2.  Submission of Matters to a Vote of Securities Holders      13

Item 5.  Other Information                                          13

Item 6.  Exhibits and Reports on Form 8-K                           13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Independent Accountants' Report


The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have reviewed the accompanying consolidated balance sheet of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

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

/s/ Goldstein Golub Kessler LLP

New York, New York
May 18, 2001

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  March 31,   December 31,
                                                    2001         2000
                                                  --------     --------
                                                (Unaudited)    (Audited)
ASSETS
  CURRENT ASSETS
    Cash                                          $    227     $  1,914
    Prepaid expenses                                18,197       25,352
                                                  --------     --------
          Total Current Assets                      18,424       27,266
                                                  --------     --------

  OTHER ASSETS
    Assets related to discontinued operations      109,563      173,990
                                                  --------     --------
          Total Other Assets                       109,563      173,990
                                                  --------     --------
TOTAL ASSETS                                      $127,987     $201,256
                                                  ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,        December 31,
                                                               2001              2000
                                                           ------------      ------------
                                                            (Unaudited)        (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                                       $    159,317      $    149,768
    Accrued expenses                                             30,577            29,196
    Notes payable                                               157,000           105,000
    Current maturities of long-term debt                         14,628            22,252
                                                           ------------      ------------
      Total Current Liabilities                                 361,522           306,216
                                                           ------------      ------------
  LONG-TERM DEBT                                                  9,242            10,017
                                                           ------------      ------------
  OTHER LIABILITIES
    Liabilities related to discontinued operations               39,750            39,750
    Other liabilities                                            57,254            57,254
                                                           ------------      ------------
      Total Other Liabilities                                    97,004            97,004
                                                           ------------      ------------
TOTAL LIABILITIES                                               467,768           413,237
                                                           ------------      ------------

STOCKHOLDERS' DEFICIT
  Series A preferred stock, $0.01 par value, 1,000,000
    shares authorized, 380,000 shares issued, 228,516
    shares outstanding                                            2,285             2,285
  Common stock, $0.01 par value, 25,000,000 shares
    authorized, 5,293,044 shares issued and
    outstanding at March 31, 2001 and December 31,
    2000, respectively                                           52,930            52,930
  Additional paid-in capital                                 11,535,349        11,535,349
  Accumulated deficit                                       (11,930,345)      (11,802,545)
                                                           ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                                    (339,781)         (211,981)
                                                           ------------      ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                      $    127,987      $    201,256
                                                           ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended
                                               ----------------------------
                                                March 31,        March 31,
                                                  2001             2000
                                               -----------      -----------
Revenue                                        $        --      $        --
                                               -----------      -----------
Selling, general and administrative                127,203          320,678

Settlement of legal proceedings                         --          274,933

Depreciation and amortization                           --           15,339

Interest expense/(income), net                       3,949           (1,859)
                                               -----------      -----------
                                                   131,152          609,091
                                               -----------      -----------
Loss from continuing operations                   (131,152)        (609,091)

Income/(loss) from discontinued operations           3,352         (107,535)
                                               -----------      -----------
Net loss                                       $  (127,800)     $  (716,626)
                                               ===========      ===========

Loss per share from continuing operations      $     (0.02)     $     (0.16)

Income/(loss) from discontinued operations     $        --      $     (0.03)

Loss per common share - basic and diluted      $     (0.02)     $     (0.19)

Weighted average shares outstanding              5,293,044        3,755,245


The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                      ------------------------
                                                                      March 31,      March 31,
                                                                        2001           2000
                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(127,800)     $(716,626)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Depreciation and amortization                                            --         32,714
    Issuances of stock for services and settlements                          --        117,580
    Gain on disposals                                                        --         (6,605)
    Change in assets and liabilities due to operating activities:
      Decrease in accounts receivable                                        --          3,621)
      Decrease in inventory                                                  --          3,000
      Decrease/(increase) in prepaid expenses                             7,155         (6,537)
      Increase in accounts payable                                        9,549         16,744
      Increase in accrued liabilities                                     1,381         19,812
                                                                      ---------      ---------
   Total adjustments                                                     18,085        173,087
                                                                      ---------      ---------
Net cash used in operating activities                                  (109,715)      (543,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease inventory                                 --          6,605
  Purchases of furniture and equipment                                       --           (310)
  Payments received on notes receivable                                      --         41,731
  Decrease (increase) in notes receivable                                    --        199,833
  Sales-type and direct financing lease rentals received                 64,427        105,892
                                                                      ---------      ---------
Net cash provided by investing activities                                64,427        353,751

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on nonrecourse and recourse discounted
    lease rentals                                                            --       (107,408)
  Proceeds from notes payable                                            52,000          2,516
  Principal payments on long-term debt                                   (8,399)        (1,981)
  Proceeds from sale of stock                                                --        265,000
                                                                      ---------      ---------
Net cash provided by financing activities                                43,601        158,127
                                                                      ---------      ---------
Net decrease in cash                                                     (1,687)       (31,661)
Cash at beginning of period                                               1,914         40,619
                                                                      ---------      ---------
Cash at end of period                                                 $     227      $   8,958
                                                                      =========      =========
Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                          $     645      $     711
    Income taxes                                                      $      --      $      --

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

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The operating results and cash flows for the three-month period presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the three months ended March 31, 2001 of $127,800. In addition, the Company has a stockholders' deficiency of $339,781 at March 31, 2001. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the company to Continue as a going concern.

Note 2.  Earnings per Common Share

         Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the three months ended March 31, 2001 and 2000 were 5,293,044 and 3,755,245, respectively. Vested and unvested options, warrants and convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

Note 3.  Notes Payable and Long-term Debt

Notes payable and long-term debt consist of the following at:

                                                          March 31,   December 31,
                                                            2001         2000
                                                          --------     --------
    Term note payable to Northwinds
    Center, LP, payments of $340 including
    interest at 10%, due October 31, 2004                   12,228       12,929

    Term note payable to Imperial Premium Finance
    Company, payments of $1,842 Including interest
    at 17.8%, due June 25, 2001                              5,392       10,590

    Term note payable to Scott Printing Corporation,
    due in monthly installments Beginning December 1,
    2000 of $1,250 For 4 months, $2,500 for 2 months
    with Interest at 0.0%                                    6,250        8,750

    Demand convertible note payable to
    Ronald G. Farrell, interest accruing at
    Prime plus 2.0%, due upon demand                       157,000      105,000
                                                          --------     --------
                                                          $108,870     $137,269
                                                          ========     ========

Note 4.  Assets and Liabilities Related to Discontinued Operations

Excluded from the sale of the leasing portfolio on December 31, 1999, the Company retained certain assets and liabilities related to its former line of business. The assets and liabilities related to discontinued operations are as follows:

                                                          March 31,   December 31,
                                                            2001         2000
                                                          --------     --------
Investment in leased assets, sales-type                   $109,563     $173,990
                                                          ========     ========

Notes payable                                             $ 39,750     $ 39,750
                                                          ========     ========

Note 5.  Supplemental Disclosures of Noncash Investing and Financing Activities

Not applicable

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In April 2001, Golf Entertainment, Inc. ceased doing business. Golf Entertainment, Inc. and its subsidiaries (GolfBZ.com, Inc. or "GolfBZ"; Traditions Acquisition Corporation or "TAC"; LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc) (collectively, the "Company" or "Golf") most currently was in the business of brokering businesses within the golf industry via the Internet. Due to certain economic factors, the Company ceased all active operations on April 6, 2001 and is currently seeking to acquire or merge with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of control and other burdens related to compliance with various federal and state securities laws. This business combination may be with a financially stable mature company or with a financially unstable company or with a company in its early stages of development of growth.

Results of Operations

For the three months ended March 31, 2001, the Company had no significant revenues (other than interest and financing income) since discontinuance of the Traditions Golf Club operation in May 2000. The Company will not achieve any significant revenues until, at the earliest, the completion of a business combination.

For the three months ended March 31, 2001, the selling, general and administrative costs of the corporate headquarters were $127,203. Interest expense, net of interest income of $177, related to corporate operations was $3,949. Management has put a cost control plan into place which will reduce even further overhead expenses.

For the three months ended March 31, 2001, the Company received financing income from payments made by the lessor of its remaining sales-type leases. The Company reported income of $3,352 from the results of these transactions.

As a result of the foregoing, the Company recorded a net loss of $127,800 for the three months ended March 31, 2001 as compared to a net loss of $716,626 for the three months ended March 31, 2000.

Liquidity and Capital Resources

The Company has very little cash and has had no substantial access to cash except for borrowings from insiders since the fourth quarter of 2000. The lack of liquidity has caused the Company to cease operations.

The Company's cash requirements for operations and capital expenditures during the three months ended March 31, 2001 were financed through the proceeds from the sale of demand convertible debentures and lease rental payments.

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

Future Plans

On April 6, 2000, the Board of Directors decided to cease operations of the Company. The Company's primary remaining objective is to respond to any inquires regarding a business combination with a potential purchaser or locate a target business that the Company believes will have significant growth potential and effect a business combination with that target. A business combination may involve the acquisition of, or merger with, a financially stable, mature company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens (including significant professional fees) related to compliance with various federal and state securities laws. In the alternative, a business combination may involve a company that may be financially unstable or in its early stages of development or growth.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been involved in legal proceedings from time to time arising out of the ordinary course of its prior business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.

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

On April 23, 2001, the Company's ticker symbol was modified by having an `E' appended to the end, indicting non-compliance with required SEC filings. The Company expects that this should be removed upon acceptance of the filing of the Company's Forms 10-K and 10-Q.

Item 6. Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

                  Form 8-K filed on April 9, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLF ENTERTAINMENT, INC.
                                    (Registrant)



Date:    May 23, 2001               /s/ Ronald G. Farrell
                                    --------------------------------------------
                                    Ronald G. Farrell
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:    May 23, 2001               /s/ Scott A. Lane
                                    --------------------------------------------
                                    Scott A. Lane
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)