Form 10-Q
period 2001-06-30
GOLF ENTERTAINMENT INC
filed 2001-08-01
CIK 849354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-18303

                            GOLF ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        11-2990598
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

                       9925 Haynes Bridge Road, Suite 200
                                    PMB# 226
                            Alpharetta, Georgia 30004
                    (Address of principal executive offices)
                                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No  [ ]

There were 5,293,044 shares of Common Stock ($0.01 par value) outstanding as of July 17, 2001.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                       For the Quarter ended June 30, 2001

                                                                          Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountant's Report - Goldstein
           Golub Kessler LLP                                                     3

         Consolidated Balance Sheets at June 30, 2001 (Unaudited)
           And December 31, 2000                                               4-5

         Consolidated Statements of Operations for the three months
           and six months ended June 30, 2001 and 2000 (Unaudited)               6

         Consolidated Statements of Cash Flows for the six
           months ended June 30, 2001 and 2000 (Unaudited)                       7

         Notes to Consolidated Financial Statements (Unaudited)                8-9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      13

Item 2.  Submission of Matters to a Vote of Securities Holders                  13

Item 5.  Other Information                                                      13

Item 6.  Exhibits and Reports on Form 8-K                                       13

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                         Independent Accountants' Report

The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have reviewed the accompanying consolidated balance sheet of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations, for each of the three month and six-month periods then ended and the statement of cash flows for the sixth month period then ended. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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

/s/ Goldstein Golub Kessler LLP

New York, New York
July 17, 2001

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,        December 31,
                                                         2001              2000
                                                       --------        ------------
                                                      (Unaudited)        (Audited)
ASSETS
  CURRENT ASSETS
    Cash                                               $  1,135          $  1,914
    Prepaid expenses                                      6,801            25,352
                                                       --------          --------
          Total Current Assets                            7,936            27,266
                                                       --------          --------

 OTHER ASSETS
    Assets related to discontinued operations            73,671           173,990
                                                       --------          --------

TOTAL ASSETS                                           $ 81,607          $201,256
                                                       ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,             December 31,
                                                                 2001                   2000
                                                             ------------           ------------
                                                              (Unaudited)             (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                                         $    147,191           $    149,768
    Accrued expenses                                                3,619                 29,196
    Notes payable                                                 192,695                105,000
    Current maturaties of long-term debt                            9,311                 22,252
                                                             ------------           ------------
      Total Current Liabilities                                   352,816                306,216
                                                             ------------           ------------

  LONG-TERM DEBT                                                    8,448                 10,017
                                                             ------------           ------------

  OTHER LIABILITIES
    Liabilities related to discontinued operations                     --                 39,750
    Other liabilities                                                  --                 57,254
                                                             ------------           ------------
      Total Other Liabilities                                          --                 97,004
                                                             ------------           ------------

TOTAL LIABILITIES                                                 361,264                413,237
                                                             ------------           ------------

STOCKHOLDERS' DEFICIT
  Preferred Stock - 10,000,000 shares authorized,
    460,000 shares designated as Series A,
    $0.01 par value, 380,000 shares issued, 228,516
    shares outstanding                                              2,285                  2,285
  Common stock, $0.01 par value, 25,000,000 shares
    authorized, 5,293,044 shares issued and
    outstanding                                                    52,930                 52,930
  Additional paid-in capital                                   11,535,349             11,535,349
  Accumulated deficit                                         (11,870,221)           (11,802,545)
                                                             ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                      (279,657)              (211,981)
                                                             ------------           ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                        $     81,607           $    201,256
                                                             ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended                   Six Months Ended
                                        ------------------------------      ------------------------------
                                          June 30,          June 30,          June 30,          June 30,
                                            2001              2000              2001              2000
                                        ------------      ------------      ------------      ------------
Selling, general and administrative           35,734           200,994           127,107           529,135

Settlement of legal proceedings                   --            17,500                --           292,433

Depreciation and amortization                     --            14,812                --            30,151

Interest expense/(income), net                 4,179             4,283             8,128             2,424
                                        ------------      ------------      ------------      ------------

                                              39,913           237,589           135,235           854,143
                                        ------------      ------------      ------------      ------------

Loss from continuing operations              (39,913)         (237,589)         (135,235)         (854,143)

Income/(loss) from discontinued
operations                                    (1,967)           14,596           (34,445)          (85,476)

Gain on discontinued operations                   --            15,837                --            15,837
                                        ------------      ------------      ------------      ------------

Net loss before extraordinary item           (41,880)         (207,156)         (169,680)         (923,782)

Extraordinary income-gain on
forgiveness of debt                           44,750                --            44,750                --
                                        ------------      ------------      ------------      ------------

Net income/(loss)                       $      2,870      $   (207,156)     $   (124,930)     $   (923,782)
                                        ============      ============      ============      ============

Loss per share from continuing
operations                              $      (0.01)     $      (0.05)     $      (0.03)     $      (0.20)

Income/(loss) from discontinued
Operations                              $         --      $       0.01      $         --      $      (0.01)

Extraordinary gain per share            $       0.01      $         --      $       0.01      $         --

Loss per common share -
basic and diluted                       $         --      $      (0.04)     $      (0.02)     $      (0.21)

Weighted average shares outstanding        5,293,044         4,924,147         5,293,044         4,339,699

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                           -------------------------------
                                                                            June 30,             June 30,
                                                                              2001                 2000
                                                                           ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (124,930)          $ (923,782)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                  --               59,109
    Stock compensation expense                                                     --              200,000
    Issuances of stock for services and settlements                                --              135,380
    Gain on disposals                                                              --               (4,305)
    Gain on discontinued operations                                                --              (15,337)
    Forgiveness of debt                                                       (44,750)                  --
    Change in assets and liabilities due to operating activities:
      Decrease in accounts receivable                                              --                5,891
      Decrease in inventory                                                        --               19,721
      Decrease/(increase) in prepaid expenses                                  18,551              (14,205)
      Decrease in accounts payable                                             (2,577)            (111,812)
      Decrease in accrued liabilities                                         (20,577)            (153,265)
      Decrease in other operating activities                                       --               17,624
      Increase in deferred compensation                                            --             (200,000)
 Total adjustments                                                            (49,353)             (61,699)
                                                                           ----------           ----------

Net cash used in operating activities                                        (174,283)            (861,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease inventory                                       --                6,605
  Sales and disposals of furniture and equipment                                   --              405,685
  Purchases of furniture and equipment                                             --                 (725)
  Payments received on notes receivable                                            --               68,583
  Decrease in notes receivable                                                     --              199,833
  Sales-type and direct financing lease rentals received                      100,319              167,962
                                                                           ----------           ----------

Net cash provided by investing activities                                     100,319              847,943

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on nonrecourse and recourse discounted
    lease rentals                                                                  --             (115,941)
  Proceeds from notes payable                                                  87,695                3,555
  Principal payments on long-term debt                                        (14,510)            (177,887)
Proceeds from sale of stock                                                        --              405,000
                                                                           ----------           ----------
Net cash provided by financing activities                                      73,185              114,727
                                                                           ----------           ----------

Net decrease in cash                                                             (779)             (23,111)

Cash at beginning of period                                                     1,914               23,945
                                                                           ----------           ----------

Cash at end of period                                                      $    1,135           $      834
                                                                           ==========           ==========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                               $      945           $    2,307
    Income taxes                                                           $       --           $       --

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

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the three months and six months ended June 30, 2001 and 2000. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The operating results and cash flows for the three month and six-month periods presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the six months ended June 20, 2001 of $124,930. In addition, the Company has a stockholders' deficiency of $279,657 at June 30, 2001. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the company to Continue as a going concern.

Note 2. Earnings per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the six months ended June 30, 2001 and 2000 were 5,293,044 and 4,339,699, respectively. Weighted average basic and diluted common shares outstanding for the three months ended June 30, 2001 and 2000 were 5,293,044 and 4,924,147 respectively. Vested and unvested options, warrants and convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

Note 3. Notes Payable and Long-term Debt

Notes payable and long-term debt consist of the following at:

                                                       June 30,        December 31,
                                                         2001              2000
                                                       --------        ------------
    Term note payable to Northwinds
    Center, LP, payments of $340 including
    interest at 10%, due October 31, 2004                11,509            12,929

    Term note payable to Imperial Premium
    Finance Company, payments of $1,842
    Including interest at 17.8%, due June 25,
    2001                                                     --            10,590

    Term note payable to Scott Printing
    Corporation, due in monthly installments
    Beginning December 1, 2000 of $1,250
    For 4 months, $2,500 for 2 months with
    Interest at 0.0%                                      6,250             8,750

    Demand convertible note payable to
    Ronald G. Farrell, interest accruing at
    Prime plus 2.0%, due upon demand                    192,695           105,000
                                                       --------          --------
                                                       $210,454          $137,269
                                                       ========          ========

Note 4. Assets and Liabilities Related to Discontinued Operations

Excluded from the sale of the leasing portfolio on December 31, 1999, the Company retained certain assets and liabilities related to its former line of business. The assets and liabilities related to discontinued operations are as follows:

                                                       June 30,        December 31,
                                                         2001              2000
                                                       --------        ------------
Investment in leased assets, sales-type                $ 73,671          $173,990
                                                       ========          ========
Notes payable                                          $     --          $ 39,750
                                                       ========          ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In April 2001, Golf Entertainment, Inc. ceased doing business. Golf Entertainment, Inc. and its subsidiaries (GolfBZ.com, Inc. or "GolfBZ"; Traditions Acquisition Corporation or "TAC"; LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc) (collectively, the "Company" or "Golf") most currently was in the business of brokering businesses within the golf industry via the Internet. Due to certain economic factors, the Company ceased all active operations on April 6, 2001 and is currently seeking to acquire or merge with a company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertakings a public offering itself, such as time delays, significant expense, loss of control and other burdens related to compliance with various federal and state securities laws. This business combination may be with a financially stable mature company or with a financially unstable company or with a company in its early stages of development of growth.

Results of Operations

For the six months ended June 30, 2001, the Company had no significant revenues (other than interest and financing income) because of the discontinuance of the Traditions Golf Club operation in May 2000. The Company will not achieve any significant revenues until, at the earliest, the completion of a business combination.

For the six months and three months ended June 30, 2001, the selling, general and administrative costs of the corporate headquarters were $127,107 and $35,734, respectively. Interest expense, net of interest income of $275 and $177, related to corporate operations was $8,128 and $4,179, respectively. Management has put a cost control plan into place which will reduce even further overhead expenses.

For the six months and three months ended June 30, 2001, the Company received financing income from payments made by the lessor of its remaining sales-type leases. The Company reported income of $5,183 and $3,352 from the results of these transactions.

On April 30, 2001, the Company sold its interest in GolfBZ.com, Inc. to Ronald
G. Farrell, the Company's Chairman and Chief Executive Officer. The overhead expenses of GolfBZ.com, Inc. were $40,045 for the four months ended April 30, 2001. These amounts are included in Discontinued Operations. The Company did not record a gain or loss on the transaction.

As a result of the foregoing, the Company recorded a net loss of $124,930 and net income of $2,870 for the six months and three months ended June 30, 2001, respectively. This is compared to a net loss of $923,782 and $207,156 for the six months and three months ended June 30, 2000.

Liquidity and Capital Resources

The Company has very little cash and has had no substantial access to cash except for borrowings from insiders since the fourth quarter of 2000. The lack of liquidity has caused the Company to cease operations.

The Company's cash requirements for operations and capital expenditures during the six months ended June 30, 2001 were financed through the proceeds from the sale of demand convertible debentures and lease rental payments.

On November 30, 2000, the Company agreed to sell up to $500,000 of Convertible Notes to the Company's Chairman/CEO, Ronald G. Farrell. The balance of the Convertible Notes was $105,000 as of December 31, 2000. Through June 30, 2001, the Company has been able to sell additional Convertible Notes of $87,695. The Company has been unable to sell any of its Convertible Notes since June 30, 2001 and it will not be able to continue operations.

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

On April 23, 2001, the Company's ticker symbol was modified by having an `E' appended to the end, indicting non-compliance with required SEC filings. The Company expects that this was removed upon acceptance of the filing of the Company's Forms 10-K and 10-Q.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLF ENTERTAINMENT, INC.
                                   (Registrant)



Date: July 17, 2001                /s/ Ronald G. Farrell
                                   --------------------------------------------
                                   Ronald G. Farrell
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: July 17, 2001                /s/ Scott A. Lane
                                   --------------------------------------------
                                   Scott A. Lane
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)