Form 10-Q
period 2001-09-30
GOLF ENTERTAINMENT INC
filed 2001-11-15
CIK 849354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                           100 North Point Center East
                                    Suite 320
                            Alpharetta, Georgia 30022
                    (Address of principal executive offices)
                                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No  [ ]

There were 5,293,044 shares of Common Stock ($0.01 par value) outstanding as of October 15, 2001.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                    For the Quarter ended September 30, 2001

                                                                             Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountants' Report -- Goldstein
            Golub Kessler LLP                                                     3

         Consolidated Balance Sheets at September 30, 2001
            (Unaudited) and December 31, 2000                                     4-5

         Consolidated Statements of Operations for the three
            months and nine months ended September 30, 2001
            and 2000 (Unaudited)                                                  6

         Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2001 and 2000 (Unaudited)                  7

         Notes to Consolidated Financial Statements (Unaudited)                   8-9

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   10-12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                        13

Item 2.  Submission of Matters to a Vote of Securities Holders                    13

Item 5.  Other Information                                                        13

Item 6.  Exhibits and Reports on Form 8-K                                         13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Independent Accountants' Report

The Board of Directors and Stockholders
Golf Entertainment, Inc.

We have reviewed the accompanying consolidated balance sheet of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine-months ended September 30, 2001 and 2000. These financial statements are the responsibility of the company's management.

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


/s/ Goldstein Golub Kessler LLP


New York, New York
November 13, 2001

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,    December 31,
                                                                           2001             2000
                                                                       -------------    ------------
                                                                        (Unaudited)       (Audited)
ASSETS
  CURRENT ASSETS
    Cash                                                                $  1,291           $   1,914
    Prepaid expenses                                                          --              25,352
                                                                        --------           ---------
          Total Current Assets                                             1,291              27,266
                                                                        --------           ---------

 OTHER ASSETS
    Assets related to discontinued operations                             52,222             173,990
                                                                        --------           ---------
          Total Other Assets                                              52,222             173,990
                                                                        --------           ---------

TOTAL ASSETS                                                            $ 53,513           $ 201,256
                                                                        ========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                            2001                2000
                                                                        -------------      -------------
                                                                         (Unaudited)          (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                                                    $     133,109      $     149,768
    Accrued expenses                                                            4,981             29,196
    Notes payable                                                             180,863            105,000
    Current maturities of long-term debt                                        6,250             22,252
                                                                        -------------      -------------
      Total Current Liabilities                                               325,203            306,216
                                                                        -------------      -------------

  LONG-TERM DEBT                                                                   --             10,017
                                                                        -------------      -------------

  OTHER LIABILITIES
    Liabilities related to discontinued operations                                 --             39,750
    Other liabilities                                                              --             57,254
                                                                        -------------      -------------
      Total Other Liabilities                                                      --             97,004
                                                                        -------------      -------------

TOTAL LIABILITIES                                                             325,203            413,237
                                                                        -------------      -------------

STOCKHOLDERS' DEFICIT
  Series A preferred stock, $0.01 par value, 1,000,000
    shares authorized, 380,000 shares issued, 228,516
    shares outstanding                                                          2,285              2,285
  Common stock, $0.01 par value, 25,000,000 shares
    authorized, 5,293,044 shares issued and
    outstanding at September 30, 2001 and December 31,
    2000, respectively                                                         52,930             52,930
  Additional paid-in capital                                               11,535,349         11,535,349
  Accumulated deficit                                                     (11,862,254)       (11,802,545)
                                                                        -------------      -------------
TOTAL STOCKHOLDERS' DEFICIT                                                  (271,690)          (211,981)
                                                                        -------------      -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                                                   $      53,513      $     201,256
                                                                        =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                  Nine Months Ended
                                              -----------------------------       -----------------------------
                                               Sept. 30,         Sept. 30,         Sept. 30,         Sept. 30,
                                                  2001              2000             2001              2000
                                              -----------       -----------       -----------       -----------
Selling, general and administrative                 1,139           232,083           128,246           761,218

Settlement of legal proceedings                        --                --                --           292,433

Depreciation and amortization                          --            12,776                --            42,927

Interest expense/(income), net                      3,891               156            12,019             2,580
                                              -----------       -----------       -----------       -----------

                                                    5,030           245,015           140,265         1,099,158
                                              -----------       -----------       -----------       -----------

Loss from continuing operations                    (5,030)         (245,015)         (140,265)       (1,099,158)

Income/(loss) from discontinued
operations                                          1,245          (128,924)          (33,200)         (214,400)

Gain/(loss) on discontinued operations                 --              (107)               --            15,730
                                              -----------       -----------       -----------       -----------

Net loss before extraordinary item                 (3,785)         (374,046)         (173,465)       (1,297,828)

Extraordinary income -- gain on
forgiveness of debt                                11,751                --            56,501                --
                                              -----------       -----------       -----------       -----------

Net income/(loss)                             $     7,966       $  (374,046)      $  (116,964)      $(1,297,828)
                                              ===========       ===========       ===========       ===========

Loss per share from continuing
operations                                    $        --       $     (0.04)      $     (0.03)      $     (0.22)

Income/(loss) from discontinued
Operations                                    $        --       $     (0.02)      $        --       $     (0.04)

Extraordinary gain per share                  $        --       $        --       $      0.01       $        --

Loss per common share --
basic and diluted                             $        --       $     (0.06)      $     (0.02)      $     (0.26)

Weighted average shares outstanding             5,293,044         5,991,457         5,293,044         4,894,303

The accompanying notes are an integral part of these consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                       -----------------------------------
                                                                                      September 30,         September  30,
                                                                                          2001                   2000
                                                                                      -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ (116,964)            $ (1,297,828)
  Adjustments to reconcile net loss to cash
    used in operating activities:
    Depreciation and amortization                                                              --                   71,885
    Increase in deferred compensation                                                          --                  100,000
    Issuances of stock for services and settlements                                            --                  135,580
    Inventory obsolescence reserve                                                             --                   50,000
    Write-off notes receivable                                                                 --                  261,250
    Change in assets and liabilities due to operating activities:
      Decrease/(increase) in prepaid expenses                                              25,352                  (34,549)
      Increase/(decrease) in accounts payable                                             (16,659)                 111,118
      Decrease in accrued liabilities                                                     (19,215)                (128,708)
      Decrease in assets disposed of                                                           --                  387,373
      Decrease in liabilities disposed of                                                      --                 (376,734)
      Forgiveness of debt                                                                 (56,501)                      --
                                                                                       ----------             ------------
   Total adjustments                                                                      (67,023)                 576,715
                                                                                       ----------             ------------

Net cash used in operating activities                                                    (183,987)                (721,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of furniture and equipment                                               --                   47,700
  Purchases of furniture and equipment                                                         --                   (1,176)
  Decrease in notes receivable                                                                 --                   68,583
  Sales-type and direct financing lease rentals received                                  121,768                  229,199
                                                                                       ----------             ------------

Net cash provided by investing activities                                                 121,768                  344,306

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                              91,739                   19,500
  Principal payments on long-term debt                                                    (30,143)                (146,044)
Proceeds from sale of stock                                                                    --                  480,000
                                                                                       ----------             ------------
Net cash provided by financing activities                                                  61,596                  353,456
                                                                                       ----------             ------------

Net decrease in cash                                                                         (623)                 (23,351)

Cash at beginning of period                                                                 1,914                   23,945
                                                                                       ----------             ------------

Cash at end of period                                                                  $    1,291             $        594
                                                                                       ==========             ============

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                                           $       --             $     14,781
    Income taxes                                                                       $       --             $         --

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

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the nine months ended September 30, 2001 and 2000. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The operating results and cash flows for the nine-month period presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss for the nine months ended September 30, 2001 of $116,979. In addition, the Company has a stockholders' deficiency of $271,690 at September 30, 2001. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the company to Continue as a going concern.

Note 2.  Earnings per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the three months ended September 30, 2001 and 2000 were 5,293,044 and 5,991,457, respectively. Vested and unvested options, warrants and convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

Note 3.  Notes Payable and Long-term Debt

Notes payable and long-term debt consist of the following at:

                                                                         September 30,      December 31,
                                                                              2001             2000
                                                                         -------------      ------------
Term note payable to Northwinds
Center, LP, payments of $340 including
interest at 10%, due October 31, 2004                                            --             12,929

Term note payable to Imperial Premium
Finance Company, payments of $1,842
Including interest at 17.8%, due June 25,
2001                                                                             --             10,590

Term note payable to Scott Printing
Corporation, due in monthly installments
Beginning December 1, 2000 of $1,250
For 4 months, $2,500 for 2 months with
Interest at 0.0%                                                              6,250              8,750

Demand convertible note payable to
Ronald G. Farrell, interest accruing at
Prime plus 2.0%, due upon demand                                            180,863            105,000
                                                                          ---------          ---------
                                                                          $ 187,113          $ 137,269
                                                                          =========          =========

Note 4.  Assets and Liabilities Related to Discontinued Operations

Excluded from the sale of the leasing portfolio on December 31, 1999, the Company retained certain assets and liabilities related to its former line of business. The assets and liabilities related to discontinued operations are as follows:

                                                                         September 30,      December 31,
                                                                              2001             2000
                                                                         -------------      ------------
Investment in leased assets, sales-type                                    $   52,222         $  173,990
                                                                           ==========         ==========
Notes payable                                                              $       --         $   39,750
                                                                           ==========         ==========

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

Results of Operations

For the nine months ended September 30, 2001, the Company had no significant revenues (other than interest and financing income) since discontinuance of the Traditions Golf Club operation in May 2000. The Company will not achieve any significant revenues until, at the earliest, the completion of a business combination.

For the nine months and three months ended September 30, 2001, the selling, general and administrative costs of the corporate headquarters were $128,246 and $1,139, respectively. Interest expense, net of interest income of $316 and $41, related to corporate operations was $12,016 and $2,580, respectively. Management has put a cost control plan into place which will reduce even further overhead expenses.

For the nine months and three months ended September 30, 2001, the Company received financing income from payments made by the lessor of its remaining sales-type leases. The Company reported income of $6,429 and $1,246 from the results of these transactions.

On April 30, 2001, the Company sold its interest in GolfBZ.com, Inc. to Ronald
G. Farrell, the Company's Chairman and Chief Executive Officer. The overhead expenses of GolfBZ.com, Inc. were $40,405 for the four months ended April 30, 2001. These amounts are included in Discontinued Operations. The Company did not record a gain or loss on the transaction.

As a result of the foregoing, the Company recorded a net loss of $116,964 and net income of $7,966 for the nine months and three months ended September 30, 2001, respectively. This is compared to a net loss of $1,297,828 and $374,046 for the nine months and three months ended September 30, 2000.

Liquidity and Capital Resources

The Company has very little cash and has had no substantial access to cash except for borrowings from insiders since the fourth quarter of 2000. The lack of liquidity has caused the Company to cease operations.

The Company's cash requirements for operations and capital expenditures during the nine months ended September 30, 2001 were financed through the proceeds from the sale of demand convertible debentures and lease rental payments.

On November 30, 2000, the Company agreed to sell up to $500,000 of Convertible Notes to the Company's Chairman/CEO, Ronald G. Farrell. The balance of the Convertible Notes was $105,000 as of December 31, 2000. Through September 30, 2001, the Company has been able to sell additional Convertible Notes of $91,739. The Company has been unable to sell any of its Convertible Notes since September 30, 2001 and it will not be able to continue operations.

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

On May 17, 2001, the Company filed its Form 10-K for the fiscal year ended December 31, 2001. On May 23, 2001, the Company filed its Form 10-K for the quarterly period ended March 31, 2001. The 'E', indicating non-compliance with required SEC filings, appended to the Company's ticker symbol on April 23, 2001, was removed upon acceptance of the filings.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

                  None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GOLF ENTERTAINMENT, INC.
                                    (Registrant)



Date: October 31, 2001              /s/ Ronald G. Farrell
                                    ------------------------------------
                                    Ronald G. Farrell
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: October 31, 2001              /s/ Scott A. Lane
                                    ------------------------------------
                                    Scott A. Lane
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)