Form 10-K
period 2001-12-31
GOLF ENTERTAINMENT INC
filed 2002-04-15
CIK 849354

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2001.

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

                              1008 S. Clayton St.
                             Springdale, AR 72762
          (Address of principal executive offices, including zip code)

                                 (479) 751-2300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
       None

Securities registered pursuant to Section 12(g) of the Exchange Act:
       Common Stock, Par Value $0.01 per share,
       Series A Convertible Preferred Stock
       Common Stock Purchase Warrants
       Class C Common Stock Purchase Warrants
       Class D Common Stock Purchase Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: As of December 31, 2001, the approximate market value of the common stock based upon the NASD closing price of $0.065 of stated shares (6,000,072) on that date held by non-affiliates was $390,005.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
As of December 31, 2002, the issuer had 9,043,004 shares of common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

PART I.

Items 1. & 2.                                                        4
     Reporting Of Subsequent Events                                  4
     Business and Properties                                         4
     Corporate History                                               4
     Growth Strategy                                                 4
     Description of Business                                         5
     Marketing Opportunity                                           5
     The Challenge                                                   6
     Our Services                                                    6
     Sales & Marketing                                               6
     Technology & Operations                                         7
     Competition                                                     8
     Government Regulation                                           9
     Employees                                                      16
     Subsequent Material Events                                     16
     Important Risk Factors                                         18
     Properties                                                     30
Item 3.  Legal Proceedings                                          30
Item 4.  Submission of Matters to a Vote of Security Holders        31

PART II.

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                        32
Item 6.  Management's Discussion and Analysis of Financial
         Condition; Results & Plans of Operations                   34
Item 7.  Financial Statements                                       37
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                        37

PART III.

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act                                               38
Item 10. Executive Compensation                                     41
Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                                 43
Item 12. Certain Relationships and Related Transactions             44

PART IV.

Item 13. Exhibits and Reports on Form 8-K                           45

         Signature                                                  46

        CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 24A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places including Items 1 and 2 "Business and Properties," Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 9 Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act.

     These statements regard our ability to procure funds necessary to remain a viable entity; the continuity of operations of prime provider of network programming: Hispanic Television Network (HTVN); our belief that we will become profitable and start generating monthly operating profits in fiscal year 2002; our intention to continue the expansion of our operations, particularly those of low-power television station acquisitions and new construction projects; our intention to acquire full or low power stations in major Hispanic markets; seasonal revenue fluctuations that (among other things) may increase revenues during future holiday seasons; our expectations that any licenses we acquire through the FCC will be renewed in the future; our expectations regarding the exact number of restricted shares that will become freely tradable at any time; the potential growth patterns and immigration patterns of the Mexican origin and Hispanic population in geographical areas we intend to expand into; the continued growth in Spanish language television advertising both in absolute terms and relative to advertising directed to other constituencies; the continued growth in Hispanic spending both in absolute terms and relative to spending by other constituencies; the continued use of the Spanish language by Hispanics; the number of Hispanic households we will reach after the completion of certain anticipated acquisitions; our ability to provide a strong alternative to the Univision, Telemundo, and Telefuturo networks; our intention to produce original programming and thus differentiate our Company from other Spanish language television providers; our ability to reduce production expenditures and costs each year by utilizing our in-house staff; the benefits to our sales force from the use of our in-house research department; our ability to maintain tight control over our operating expenses by utilizing our master control, network programming, finance, human resources and management information system functions; our belief that we can expediently deliver our belief that Mexican Hispanics will respond favorably to a television network that tailors its programming to their tastes; our development of a network advertising team to solicit regional and national advertisers and national advertising agencies and our maintenance of account executives at each of our stations for soliciting local and national advertising; our beliefs regarding the merits of certain lawsuits filed against us and our intention to vigorously defend against them; the effects of our audit committee, and, our corporate governance and compensation committees.

     Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results could differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed under "RISK FACTORS" immediately below. As a result, these forward-looking statements represent the Company's judgment as of the date of this Annual Report.

     The Company does not express any intent or obligation to update these forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We encourage any shareholder or potential shareholder to perform their own due-diligence prior to considering any investment in the common or preferred stock issued by the Company.

                                 PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

     REPORTING OF SUBSEQUENT EVENTS

     Certain items in this report refer to events occurring after December 31, 2001 and are reported in the context of "subsequent events." These events are reported in this context and format so as to more fully explain the current and former status of the Company, in light of the circumstances then and now present. These statements are not necessarily captioned as "subsequent events," but are identifiable as such by reading them in the context of passages of the report immediately preceding and following such statements.


A. BUSINESS

     In this Annual Report on Form 10-K, we will refer to Golf
Entertainment, Inc., a Delaware corporation, as "Golf," "the Company," "we," "us," and "our." These terms include by reference, all of the current and former subsidiary corporations we have owned either all, or a significant interest in, since becoming a reporting company.


     CORPORATE HISTORY

     The Company was founded in 1980 under the name TJ Computer Services, Inc. ("TJ CS"). In 1989, all of the outstanding common stock of TJ CS was acquired by Harrison Development, Inc., an inactive public corporation organized in Colorado, which then changed its name to TJ Systems Corporation. In October 1991, the Company reincorporated in the State of Delaware and in June 1995 changed its name to Leasing Edge Corporation. In March 1997, the Company's stockholders approved a change in the Company's name to LEC Technologies, Inc. to more accurately reflect the evolving nature of the Company's business. In February 1999, the Company's stockholders approved a change in the Company's name to Golf Entertainment, Inc. to reflect the re-orientation of the Company. As the Company expanded in the mid-1990's it made a series of acquisitions or became the sole shareholder in other corporate entities. These entities and their states of incorporation include: Pacific Mountain Computer Products, Inc.(PMCPI) (Nevada); LEC Leasing, Inc.
(LEC)(Nevada); LEC Distribution, Inc., (LECD)(Nevada); Atlantic Digital International, Inc. (ADI)(Nevada); Superior Computer Systems, Inc.
(SCSI)(Minnesota). When the company refocused its business goals in January 2000, two more wholly owned subsidiaries emerged: GolfBZ.Com, Inc. (GBZ)(Georgia) and Traditions Acquisition Corporation
(TAC)(Oklahoma). The Company began moving its corporate headquarters from Georgia to Springdale, Arkansas in January 2002.

     The Corporate Office of Golf Entertainment, Inc., is 1008 S.
Clayton Street, Springdale, Arkansas 72762 and our telephone number is 479-751-2300. Our facsimile line is 479-751-2273.

     GROWTH STRATEGY

     The Company has undergone a series of important changes since 1999. In December 1999 the Company formally departed the financial services industry in an attempt to take advantage of the emergence of what is generally termed the "dot com" era. The strategy of the Company at that point was to enter the entertainment sector by establishing itself as an operator of upscale golf courses. The Company developed and operated an internet web site that listed numerous golf course properties across the United States. The entry into the entertainment sector proved unprofitable for the Company.

     By April 6, 2001, the Company had determined that numerous failures of much better positioned "dot com" companies had tainted its efforts to utilize the internet as a marketing tool for golf courses. The Company had formed a subsidiary, Traditions Acquisition LLC and failed in an attempt to make an Edmond, Oklahoma golf course venture profitable.

     On April 6, 2001, the Company filed a form 8K with the SEC stating its intention to cease active operations, which it did. In the ensuing period from then until December 31, 2001, the Company became current in all required SEC filings, maintained trading of its common and preferred stock issues and undertook exploration of various options that might enable it to resume operations in a profitable way, or, at least resume operations in a venture which would present some opportunity to regain share value.

     With entertainment being the stated focus of the Company, a plan emerged to reenter that sector from a new perspective: television broadcasting. The Company lacked assets and cash with which to purchase an ongoing operation. Using the value of its stock, however, the Company negotiated the purchase of various items of broadcast equipment and the right to conclude the purchase of a FCC licensed television broadcast station from a non-profit trust. Although the bid price of the Company's common stock was approximately $0.04/share during negotiations, the Company struck an acquisition bargain, previously reported on a Form 8K filing, whereby 3.75 million shares of stock were exchanged for assets valued at $1.028 million dollars. Additionally, in a related transaction, the Company converted $85,000 of debt into equity.

     In smaller communities (under 50,000) the Company has studied, with pre-immigration populations being primarily Anglo, the immigration patterns of Hispanics are markedly similar in the communities we have studied as expansion cities. As relatively large numbers of Hispanic workers move to these expanding cities, they tend to create well geographically defined "islands" in their activities.

     The core element of our growth strategy is to identify as many "islanded" Hispanic population centers as is feasible, study their growth trends, and when they meet the criteria for support of a LPTV operation, either build a station in their community or acquire a station in their community. Our approach is to combine quality network programming with local news and advertisements. We selected Hispanic Television Network, Inc., as a national program provider because their orientation is biased toward viewers of a Mexican ethnic origin.

     DESCRIPTION OF BUSINESS

     We emerged on January 1, 2002 as the first Spanish language television broadcaster in the state of Arkansas. Management has since developed a growth strategy that revolves around either building or acquiring additional "low power television" stations (LPTV) throughout the south.

     The fastest growing ethnic population in the United States, as of the last official U.S. Census, is Hispanic. Much of this population growth has been attributed to an immigrant labor force filling entry level jobs in the food processing, manufacturing, agriculture and service industries. The site of the Company's first station is an area of Arkansas that has been noted as having the fastest growing Hispanic population in the United States. The Company has used this opportunity to fine tune programming, marketing, sales and operations.

     Conventional "full power" broadcasters often invest millions or tens of millions of dollars to enter already crowded, competitive markets in dense populations centers. Our strategy is to find areas where there is a need and a market for a low-cost, low-power TV station, establish our presence, and rely on larger numbers of small stations rather than smaller numbers of large stations to secure revenue. An additional advantage of our strategy is that we are unlikely to enter a market where we have direct competition. If competition develops, we should already have a lead market position in that community. Our vulnerability to competition, when viewed as a risk to our revenue stream, is reduced through spreading out in a large geographical area such as the South and Southeastern United States.

     Our business is broadcasting, program content production and program origination. We sell commercial airtime and provide contract production services in order to generate revenues.

     MARKETING OPPORTUNITY

     We view our position as unique. The FCC mandated mission of commercial broadcasters has always been and continues to be service to the public. In our situation we accomplish this goal by providing quality news, information and entertainment to a clearly identifiable ethnic group. The social pressures and challenges created by a rapid influx of a Hispanic population into an established population base has created problems, opportunities and challenges for both groups.

Although, as is the case of our Northwest Arkansas operations, there are local Spanish language printed media and radio stations available, television is a more immediate and powerful medium to reach these audiences. Our marketing opportunities have been and continue to be obvious: we're first in our market area with television; our commercial ad prices are equivalent to AM radio ad prices (about 25% of full-power TV ad prices) and we are providing unique local programming. Advertisers are attracted to us because they can purchase extremely effective advertisements at costs which are well below full-power conventional TV ads. Our in-house production capacity eliminates any need to rely on third party providers of ad content.

     As the Hispanic population continues to immigrate into smaller American communities, many of which are agrarian or semi-rural, there will be an ongoing need to provide to them local news, information and entertainment. With that, in each community, will arise the opportunity for local businesses to reach this new economy through affordable television advertising.

     We view our mission as incorporating educational, religious, and entertainment programming into a balanced daily package, and serve the public interest by making information and entertainment available at no cost to the viewer.

     THE CHALLENGE

     In order to be fully successful we face a series of interrelated challenges. The first is financial. In order to grow and meet our business plan goals, we need to secure financing through private placement of debt, equity or both. Our expansion plans, though they will result in a series of properties of significant value, are not subject to conventional financing schemes. We are unable to obtain bank loans, SBA financing or similar financing. We must find the means to accomplish a private placement of significant proportion.

     Next, once we obtain financing, we must implement our growth strategy. This entails close interaction between personnel of diverse skills, backgrounds and capabilities. We will, if successful, evolve into a mini-network of related stations in a widespread geographical marketplace. We will need great flexibility and creativity in our approaches to management. We believe we have a core management team that can meet these challenges.

     Presently, we believe we are the only Company in the U.S. which is engaging in this type of business plan - one where we are combining niche-market network programming with local and regional advertising opportunities.

     OUR SERVICES

     We offer turnkey television productions that span the range from :30 second TV ads through 90-minute documentaries. We have a robust talent base, in-house production capability, online and digital editing systems and complete Spanish/English translation services. Our production capacity covers both English and Spanish language productions.

     SALES & MARKETING

     Sales

     We currently sell our services directly through sales representatives and indirectly through advertising agencies. We recently formed an alliance with a multi-city Chamber of Commerce whereby we offer new Chamber members free advertising time as part of a membership package. In turn, the Chamber has provided us with the opportunity for inclusion in their newsletters and direct mailings. We view this relationship as a model that we can build on as we enter our expansion cities.

     Our direct sales professionals focus primarily on small to mid-sized retail and service providers who are seeking to attract new
Hispanic customers, or, widen their market penetration in the Hispanic community. Presently we have a customer base that covers automobile sales, legal services and general retail sales.

     Marketing

     The goal of our marketing plan is to establish our station identities and create sales opportunities. Our efforts have been and will continue to be targeted in market segments and geographic markets where we believe there is opportunity for penetration and where we will have no direct television competition.

     We intend to continually seek new ways to reach potential advertisers that are learning about Hispanic marketing opportunities. We also seek to establish Golf as a strong independent programming provider. Through a combination of advertising and direct promotion, we intend to expand our advertiser base, strengthen our customer
relationships and capture market share.   We plan to continue to develop
a variety of broadcast programs that emphasize regional and national issues and activities.

     We intend to build a Carrier Class backbone featuring station to hub broadband internet connectivity. Eventually, we will incorporate virtual private networks, video on demand, video program distribution, and hub-distributed local ad insertion.

     Our marketing plan includes the utilization of an experienced sales force to reach our advertising customers. In addition, we intend to capitalize on the "first-to-market" effect for our stations in various markets throughout the United States. This allows us to open multiple markets at the same time and to reduce our cash flow requirements. This is so because a local advertising and production staff is responsible for the customer in its territory. Our initial cost outlay will be limited to the construction of the physical plant including transmitter, tower and production facilities. With the advent of digital technology, the requirement for equipment in local market projects is significantly reduced. The complexity of operating non-linear editing suites has been markedly reduced by our decision to rely on Applied Magic's "Screenplay" line of non-linear editors. This technology has been demonstrated to reduce our initial station investment by at least $100,000 when considering the reduced training requirement. The work product output is digital or analog, and can be ported from distant stations back to our Springdale hub via the internet, tape transmission or satellite transmission. Additionally, the system can be geared to local-only commercial insertions.

     TECHNOLOGY & OPERATIONS

     The technology of television is rapidly evolving as the FCC mandated conversion to digital television progresses. Current broadcast equipment and systems, frequently referred to in trade literature as "legacy systems" are still in widespread use. As digital TV transmission systems come of age between now and 2006, "legacy equipment" will remain in use. Presently, the Company utilizes an array of both digital and analog equipment in a hybrid production environment. The Company, as an LPTV operation, is not necessarily immediately subject to the FCC mandated conversion that affects full-power licensees. Nevertheless, in order to satisfy the technical requirements of most cable TV carriers, if the Company wishes to obtain carriage on any one specific cable system in the future, it must be able to provide a digital signal in addition to the analog signal it broadcasts over the air.

     The emergence of analog to digital conversion equipment is sufficiently mature to assure the Company that it can easily provide dual signals in all planned expansion markets. Our technical strategy is one of digital production platforms, which we are now doing, converted to analog output for transmission. The in-house adoption of digital technology standards has great benefits that offset any cost differences. For example, the Company plans to establish its own operations center in Springdale, Arkansas and connect with all other stations via broadband internet. This would allow sales and production staff anywhere in the nation with access to broadband to transmit video data to Springdale, and vice versa. In our mid-range plan, this will allow us to create our own regional news programs and eventually network-class signal distribution from computer based hubs, all carried via broadband internet. This strategy will allow us connectivity and information exchange previously reserved to companies with access to satellite signal delivery.

     Digital video technology is already mature and several generations removed from the initial digital systems. Equipment prices continue to drop as digital comes of age. We believe our growth strategy can capitalize on these emerging technologies and we plan to make them an integral part of our expansion and development plans.

     COMPETITION

     The television broadcast industry is highly competitive. We compete for advertiser revenue, a share of viewing households, and programming material. The financial success of our television stations is, and will continue to be dependent on audience acceptance and revenues from advertisers within each station's geographic market. Our stations compete for, and will continue to compete for revenues with other television stations in their respective markets. This applies as well with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Some competitors are part of larger companies with substantially greater financial resources than we have.

     HTVN has competition in the Spanish-language television market in the form of rival networks Univision and Telemundo. Currently, Univision has an 84% market audience share whereas Telemundo has a 13% market audience share. Competition in the broadcast industry occurs primarily in individual markets. Therefore, our strategy is to emerge into markets where we have no direct local competition, and, an ethnic target audience that is primarily of Mexican origin.

     Our experience thus far indicates that as we enter a new market, if there is an existing AM or FM radio station or stations broadcasting in Spanish, such stations will be our principal competition. By offering parity rates, however, we have a powerful advertising tool. Given the choice, for example, of spending $10.00 for a :30 second ad spot, most advertisers prefer the television station over radio due to the duality of the TV medium. Radio offers only an aural signal as opposed to televisions video and audio feed.

     The broadcasting industry is continuously faced with technological change and innovation and the possible rise in popularity of competing entertainment and communications media. The rules and the policies of the FCC also encourage increased competition among different electronic communications media. As a result, we may experience increased competition from other free or pay systems that deliver entertainment programming directly to consumers and this could possibly materially, adversely affect our operations and results. For example, commercial television broadcasting may face future competition from interactive video and data services that provide two-way interaction with commercial video programming. This would include information and data services that may be delivered by commercial television stations, cable television, direct broadcast satellites, multi-point distribution systems, multi-channel multi-point distribution systems, Class A low-power television stations, digital television and radio technologies, or other video delivery systems.

     Audience & Other Factors Affecting Competition

     Factors that are material to a television station's competitive position include signal coverage, local program acceptance, network affiliation, audience characteristics, assigned frequency and strength of local competition. Although there is competition for our target market, we believe that we possess certain competitive advantages over our competitors, including:

     Our Focus on the Mexican Hispanic Market

     Unlike our main competitors, we are committed to our affiliated network. HTVN's approach has been and continues to be focusing primarily on the Mexican Hispanic market, which we believe is grossly under-served. In spite of the fact that Mexican Hispanics represent roughly 65.2% of the total Hispanic population in the U.S., our competitors do not focus to any special degree on this group's specific cultural likes and dislikes. We believe that this market will respond favorably to television programming content that tailors its content to their tastes.

     GOVERNMENT REGULATION

     Federal Communications Commission Licenses

     Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. The Communications Act empowers the FCC, among other things:

     to issue, revoke and modify broadcast licenses;

     to decide whether to approve a change of ownership or control of station licenses;

     to regulate the equipment used by stations; and

     to adopt and implement regulations to carry out the provisions of the Communications Act.

     Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum, license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties.

     License Grants & Renewals

     Television broadcast licenses are granted for a maximum period of eight years upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Television licenses are subject to renewal upon application to the FCC, which is required under the Communications Act to grant the renewal application if it finds that the station: (1) has served the public interest, convenience and necessity; (2) has committed no serious violations of the Communications Act or the FCC's rules; and (3) has committed no other violations of the Communications Act or the FCC's rules which would constitute a pattern of abuse. If the FCC cannot make such a finding, it may deny a renewal application, and only then may the FCC accept other applications to operate the station of the former licensee. Under the Telecommunications Act of 1996 ("1996 Act"), as implemented in the FCC's rules, a competing application for authority to operate a station and replace the incumbent licensee may not be filed against a renewal application and considered by the FCC in deciding whether to grant a renewal application. FCC licenses generally are renewed. Although there can be no assurance that our current licenses will be renewed, we are not aware of any facts or circumstances that would prevent such license renewals.

     We are acquiring the FCC license of KVAQ-LP. We may, in the future, operate stations under local marketing agreements. In that event, we would be required to file applications requesting FCC authorization to assign these stations to Golf. Although, we can offer no assurances that we will file license applications for any such stations during 2002. There can be no assurances that these planned license applications will be granted, although we are not aware of any facts or circumstances that would prevent the granting of such licenses.

     License Transfer & Assignments

     The Communications Act prohibits the assignment of a broadcast license or transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to permit the assignment or transfer of control of, or the grant or renewal of, a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:

     compliance with various rules limiting common ownership of media properties;

     the character of the licensee and those persons holding attributable interests therein; and

     compliance with the Communications Act's limitations on alien ownership.

     Character generally refers to the likelihood that the licensee or applicant will comply with applicable law and regulation. Attributable interests generally refers to the level of ownership or other involvement in station operations that would result in the FCC attributing ownership of that station or other media outlets to the person or entity in determining compliance with FCC ownership limitations.

     To obtain the FCC's prior consent to assign a broadcast license or transfer control of a broadcast licensee, an application must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for a period of no less than 30 days during which petitions to deny the application or other objections may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties have no less than 30 days from the date of public notice of the grant to seek reconsideration or review of that grant by the full commission or, as the case may be, a court of competent jurisdiction. The full FCC has an additional 10 days to set aside on its own motion any action taken by the FCC's staff acting under delegated authority. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     Multiple & Cross Ownership Restrictions

     The FCC imposes significant restrictions on certain positional and ownership, or "attributable", interests that a single entity can hold in broadcast television stations, cable systems and other media. These rules limit the number of television stations that a single entity can own, control or influence in both national and local markets, and also limit the permissible ownership combinations involving television stations and other types of media, such as radio, cable and newspapers.

     Under the FCC's rules, officers, directors and equity holders who own 5% or more of the outstanding voting stock of a licensee are deemed to have an "attributable" interest in the Company. Certain institutional investors who exert no control or influence over a licensee may, however, own up to 20% of the outstanding voting stock before their interest will be attributed. Nonvoting stockholders, minority voting stockholders in companies controlled by a single majority stockholder, and holders of options and warrants are generally exempt from attribution under current rules. However, under the FCC's new equity-debt plus rule, a party will be deemed to be attributable if it owns a non-voting interest exceeding 33% of the total asset value (including debt and equity) of the licensee and it either provides 15% of the station's weekly programming or owns an attributable interest in another broadcast station, cable system or daily newspaper in the market, even if there is a single majority shareholder.

     Under the FCC's rules, an individual or entity may hold attributable interests in an unlimited number of television stations nationwide, subject to the restriction that no individual or entity may have an attributable interest in television stations reaching, in the aggregate, more than 35% of the national viewing audience. For purposes of this calculation, stations in the UHF band, which covers channels
14 - 69, are attributed, with only 50% of the households attributed to stations in the VHF band, which covers channels 2 - 13. Under its recently revised ownership rules, if an entity has attributable interests in two television stations in the same market, the FCC will count the audience reach of that market only once for purposes of applying the national ownership cap.

     In 1998, the FCC relaxed it "television duopoly" rule, which previously barred any entity from having an attributable interest in two television stations with overlapping service areas. The FCC's new television duopoly rule permits a party to have attributable interests in two television stations without regard to signal contour overlap provided the stations are licensed to separate Designated Market Areas ("DMA"), as determined by Nielsen. In addition, the new rule permits parties to own up to two television stations in the same DMA as long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition, and at least one of the two stations is not among the top four ranked stations in the DMA based on specified audience share measures. The FCC also may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, if the proposed transaction would result in the construction of an un-built television station, or if extraordinary public interest factors are present.

     In 1998, the FCC also relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity may now own up to two television stations and six radio stations in the same market provided that: (1) 20 independent voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If neither of these various "independent voices" tests are met, a party generally may have an attributable interest in no more than one television station and one radio station in a market. The FCC's rules restrict the holder of an attributable interest in a television station from also having an attributable interest in a daily newspaper or cable television system serving a community located within the coverage area of that television station.

     Although the FCC's recent revisions to its broadcast ownership rules became effective on November 16, 1999, several petitions have been filed at the FCC seeking reconsideration of the new rules. The Company cannot predict the outcome of these reconsideration requests.

     Restrictions on Foreign Ownership

     The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships.

     Programming & Broadcast Operations

     The Communications Act requires broadcasters to serve the public interest, convenience and necessity. The FCC has gradually restricted or eliminated many of the more formalized procedures it had developed to promote the broadcast of programming responsive to the needs of the station's community of license. Licensees continue to be required, however, to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but these complaints may be filed and considered at any time.

     Stations must also pay regulatory and application fees and follow various FCC rules that regulate, among other things:

     political advertising;

     children's programming;

     commercial advertising on children's programming;

     the broadcast of obscene or indecent programming;

     sponsorship identification; and

     technical operations and equal employment opportunity requirements.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short or less than the maximum renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Must-Carry/Retransmission Consent Agreements

     As part of the Cable Television Consumer Protection and Competition Act of 1992, television broadcasters are required to make triennial elections to exercise either "must-carry" or "retransmission consent" rights with respect to their carriage by cable systems in each broadcaster's local market. By electing must-carry rights, a broadcaster demands carriage on a specified channel on cable systems within its television market or DMA. Alternatively, if a broadcaster chooses to exercise retransmission consent rights, it can negotiate the terms under which the cable system will carry its broadcast signal.

     The United States Supreme Court upheld the validity of the must-carry rules in a 1997 decision. These must-carry rights are not absolute and their exercise is dependent on a variety of factors, including: (i) the number of active channels on the cable system; (ii) the location and size of the cable system; and (iii) the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system. Therefore, under certain circumstances, a cable system may decline to carry a given station.

     Under the FCC's rules, television stations were required to make their election between must-carry and retransmission consent status by October 1, 1999, for the period from January 1, 2000 through December 31, 2002. Television stations that failed to make an election by the specified deadline were deemed to have elected must-carry status for the relevant three-year period. LPTV stations, generally, do not have must-carry rights unless they meet the criteria established by the FCC as "qualified LPTV" stations. Our current broadcast operations meet that criteria. We have endeavored, informally, to obtain cable carriage on the largest cable system in Northwest Arkansas, Cox Communications. We anticipate formalizing our request for basic-tier, must-carry status on that system in the second quarter. We do not anticipate carriage by Cox unless we pursue formal administrative relief from the FCC or the federal courts.

     Review of Must-Carry Rules

     FCC regulations implementing the Cable Television Consumer
Protection and Competition Act of 1992 require each full-power television broadcaster to elect, at three year intervals beginning October 1,1993, to either:

     require carriage of its signal by cable systems in the station's market, which is referred to as must carry rules; or,

     negotiate the terms on which such broadcast station would

     permit transmission of its signal by the cable systems within its market, which is referred to as retransmission consent.

     The United States Supreme Court upheld the must-carry rules in a 1997 decision. These must carry rights are not absolute, and their exercise is dependent on a variety of factors such as:

     the number of active channels on the cable system;

     the location and size of the cable system; and

     the amount of programming on a broadcast station that duplicates the programming of another broadcast station carried by the cable system.

     Therefore, under certain circumstances, a cable system may choose to decline to carry a given station. We can offer no assurances, however, that we will obtain such carriage.

     Local Marketing Agreements (LMA's)

     We anticipate that, from time to time, we will enter into local marketing agreements, or LMAs, generally in connection with pending station acquisitions. By using LMAs, we can provide programming and other services to a station that we intend to acquire before we receive all applicable FCC and other governmental approvals that are necessary to consummate that assignment.

     FCC rules and policies generally permit LMAs if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC's rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we have LMAs or that we will receive the anticipated revenue from the sale of advertising for such programming.

     For purposes of its national and local multiple ownership rules, the FCC attributes LMAs that involve more than 15% of the brokered station's weekly program time. Thus, if an entity owns one television station in a market and has a qualifying LMA with another station in the same market, this arrangement must comply with all of the FCC's ownership rules including the television duopoly rule. LMA arrangements entered into prior to November 5, 1996 are grand fathered until 2004. LMAs entered into on or after November 5, 1996 have until approximately August 2001 to comply with this requirement. Petitions for reconsideration have been filed against the FCC order that adopted these requirements.

     Digital Television Services

     In the event that we are successful in acquiring either a full-power TV station or a license to construct one, the Digital Television Services rules will apply to our operations.

     The FCC has adopted rules for implementing digital television service in the United States. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including high-definition television and data broadcasting. The FCC has established service rules and adopted a table of allotments for digital television. The table of digital allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to digital television, conditioned upon the surrender of one of the channels at the end of the digital television transition period.

     The digital television implementing rules permit broadcasters to use their assigned digital spectrum to provide a variety of ancillary or supplemental services including, for example, data transfer, subscription video, interactive materials, and audio signals, subject to the requirement that they continue to provide at least one free, over-the-air television service. The FCC has established May 1, 2002 as the deadline for initiation of digital television service for all television stations and 2006 as the date that television broadcasters must return their analog license to the FCC unless specified conditions exist, that in effect limit the public's access to digital television in a particular market. These dates are subject to biennial reviews that will evaluate the progress of the DTV transition, including the rate of consumer acceptance. The FCC also has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they receive subscription fees or compensation other than advertising revenues derived from free over-the-air broadcasting services.

     Equipment and other costs associated with the digital television transition, including the necessity of temporary dual-mode operations, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

     Satellite Home Viewer Improvement Act

     If we are successful in acquiring a full-power station or license to construct a full power station, other regulations could affect us as well.

     The Satellite Home Viewer Improvement Act ("SHVIA") enables satellite carriers to provide more television programming to subscribers. Specifically, SHVIA: (1) provides a statutory copyright license to enable satellite carriers to retransmit a local television broadcast station into the station's local market (i.e., provide "local-into-local" service); (2) permits the continued importation of distant network signals (i.e., network signals that originate outside of a satellite subscriber's local television market or DMA) for certain existing subscribers; (3) provides broadcast stations with retransmission consent rights; and (4) mandates carriage of broadcast signals on a "local-into-local" basis after a phase-in period. "Local markets" are defined to include both a station's DMA and its county of license.

     SHVIA requires that, with several exceptions, satellite carriers may not retransmit the signal of a television broadcast station without the express authority of the originating station. Such express authorization is not needed, however, when satellite carriers retransmit a station's signal into its local market (i.e., provide local-into-local transmissions) prior to May 28, 2000. This retransmission can occur without the station's consent. Beginning May 29, 2000, however, a satellite carrier must obtain a station's consent before retransmitting its signal within the local market. Additional exceptions to the retransmission consent requirement exist for noncommercial stations, certain superstations and broadcast stations that have asserted their must-carry rights.

     In addition, SHVIA permits satellite carriers to provide distant or nationally broadcast programming to subscribers in "unserved" households (i.e., households are unserved by a particular network if they do not receive a signal of at least Grade B intensity from a station affiliated with that network) until December 31, 2004. However, satellite television providers can retransmit the distant signals of no more than two stations per day for each television network.

     SHVIA also provides for mandatory carriage of all television broadcast stations by satellite carriers, effective January 1, 2002, under certain circumstances. Effective January 1, 2002, a satellite carrier that retransmits one local television broadcast station into its local market under a retransmission consent agreement, must carry upon request all television broadcast stations in that same market. Satellite carriers are not required, however, to carry the signal of a station that substantially duplicates the programming of another station in the market, and are not required to carry more than one affiliate of the same network in a given market unless the television stations are located in different states.

     In addition, SHVIA requires the FCC to commence a rulemaking proceeding that extends the network non-duplication, syndicated exclusivity and sports blackout rules to the satellite retransmission of nationally distributed "superstations." The FCC already has initiated several rulemaking proceedings, as required by SHVIA, to implement certain aspects of this Act.

     Children's Television Act

     The FCC's rules limit the amount of commercial matter that may be broadcast during programming designed for children 12 years of age and younger to 12 minutes per hour on weekdays and 10.5 minutes per hour on weekends. Violations of the children's commercial limitations may result in monetary fines or non- renewal of a station's broadcast license. FCC rules further require television stations to serve the educational and informational needs of children 16 years old and younger through the stations' own programming as well as through other means. The FCC has guidelines for processing television station renewals under which stations are found to have complied with the children's programming requirements if they broadcast three hours per week of "core" children's educational programming, which among other things, must have as a significant purpose serving the educational and informational needs of children 16 years of age and younger. A television station that the FCC finds not to have complied with the "core" programming processing guideline could face sanctions, including monetary fines and the possible non-renewal of its broadcasting license, if it has not demonstrated compliance with the children's programming requirements in other ways. The FCC has indicated its intent to strictly enforce its children's television rules. Full power television broadcasters must file periodic reports with the FCC to document their compliance with foregoing obligations, LPTV stations, however, are exempt from these regulations.

     Low-Power Television (LPTV)

     Low-power television stations are regarded by the FCC as having secondary status to full-power television stations and are subject to being displaced by changes in full-power stations resulting from digital television allotments. On November 29, 1999, Congress enacted the Community Broadcasters Protection Act, which created a new "Class A" low-power television station. Class A low-power television stations are entitled to protection from future displacement by full-power television stations under certain circumstances. The FCC has adopted rules governing the extent of interference protection that must be afforded to Class A stations and the eligibility criteria for these stations.

     Most of the stations that we are purchasing, negotiating to purchase or anticipate building or which we may operate or have agreements to purchase are or will be low-power television stations, and we have not requested Class A status for any such existing or anticipated stations. We cannot predict how the establishment of this new Class A status will impact our operations.

     In addition, the U.S. Congress and the FCC have under consideration, and in the future may consider and adopt new laws, regulation and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of our broadcast stations. Any such changes could result in the loss of audience share and advertising revenues for such station, and affect our ability to acquire additional broadcast stations or finance such acquisitions. In addition to the issues noted above, such changes may include:

     spectrum use fees;

     political advertising rates;

     potential restrictions on the advertising of certain products (beer, wine and hard liquor);

     further revisions in the FCC's cross-interest, multiple ownership and attribution policies;

     foreign ownership of broadcast licenses;

     technical and frequency allocation matters; and

     DTV tower siting issues.

     The FCC also has initiated a notice of inquiry to examine whether additional public interest obligations should be imposed on DTV licensees. We cannot predict the resolution of these issues or other issues discussed above, although their outcome could, over a period of time, affect, either adversely or favorably, the broadcasting industry generally or us specifically.

     The foregoing summary of FCC and other governmental regulations is not intended to be comprehensive. For further information concerning the nature and extent of federal regulation of broadcast stations, you should refer to the Communications Act, the Telecommunications Act, other Congressional acts, FCC rules and the public notices and rulings of the FCC.

     EMPLOYEES

     As of April 12, 2001, we had 6 full time and 4 part-time employees. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

     SUBSEQUENT MATERIAL EVENTS

     Recent Events

     On February 4, 2002, Ronald G. Farrell resigned from the Board of Directors citing a non-specific disagreement with the Board's management philosophy and procedures. In his resignation he did not request a form 8-K memorializing his resignation and none was filed.

     As part of the process of reviewing historical operations, Management determined that there were previously unknown and hence unreported liabilities (See Item 3, Legal Proceedings). Additionally, as the result of investigating the circumstances related to the unreported liabilities Management learned that a number of former corporate divisions existed, were the general assets and liabilities of the Company and instituted steps to correct various legal deficiencies.

     In March, 2002, after his resignation, we replaced Mr. Farrell with former Company director and CEO Michael F. Daniels, who became an outside director and chairman of the Audit Committee. Mr. Daniels and the Company have previously been in litigation (1999/2000) regarding his employment contract when he was severed from the Company. The past differences between the Company and Mr. Daniels were favorably resolved. Prior to returning to the Board of Directors, any material issues or potential material issues were resolved favorably.

     The Company is seeking to recruit three additional outside Directors. All current and incoming directors appointed by the existing Board are serving with the understanding that each must stand for re-election at the next Shareholder Meeting. We anticipate calling such a meeting in mid-year, 2002, pending our ability to prepare and file an adequate and timely Proxy Statement.

     Former Divisions

     As of this filing, Management has determined that there are a known total of seven (7) corporate entities of which the Company is the sole owner of all issued and outstanding common stock, thereby making these corporations wholly owned subsidiary divisions of the Company. In the case of GolfBZ.Com, the Company is undertaking to determine the exact nature of the divestiture of its interest in GolfBZ.Com, Inc. These entities are:

     LEC Leasing, Inc. (a Nevada corporation)

     Traditions Acquisition Corporation (unknown incorporation state)

     Pacific Mountain Computer Products, Inc. (Nevada)

     LEC Distribution, Inc. (a Nevada corporation)

     Atlantic Digital International, Inc. (a Nevada corporation)

     Superior Computer Products, Inc. (a Minnesota corporation)

     GolfBZ.Com, Inc., (a Georgia Corporation)

     As of this filing, it appears that GolfBZ.Com, Inc., was sold for the sum of ten ($10.00) dollars to the former CEO of Golf Entertainment, Inc., in a private transaction that has been reported by the Company thus far as three materially different but not necessarily mutually exclusive transactions. The Company is investigating the nature of the sale, the basis for the valuation assigned to the transaction and whether further clarification is required as to how the transaction will be reported. No corporate minute or resolution has been located as of this filing authorizing such sale, establishing a valuation nor have the purported sale proceeds been booked, accordingly, the Company is reporting GolfBZ.Com, Inc., as if it were or is still a wholly owned subsidiary of the Company. We do not view this transaction as a "material transaction" in that GolfBZ had no identifiable revenues; has a history of losses and few physical assets appear to have been transferred with the sale. No Form 8K was filed by the Company at the time of the transaction nor any other event related to the above listed corporate divisions.

     The other enumerated corporate divisions all were operating companies at one time or another with reported revenues, assets and liabilities. Although they have previously been reported as closed, the Company has learned that the method of "closure" was legally insufficient to insulate it from material liabilities.

     Prior Defective Corporate Closures

     These closure defects have not previously been reported. The method the Company previously used for closure was abandonment. As a result, the corporate charters of the affected entities were each revoked, leaving the Company with a general liability for their operations. In turn, this has led to approximately $225,000 of previously unreported liabilities accruing to the general contingent liability of the Company. The Company is presently engaged in the process of reinstating each corporate charter in order to either sell the corporations, or, conclude their existence in the manner set forth in the state statutes of the chartering state. (See Item 3, Legal Proceedings).

     On July 21, 2000, Golf Entertainment, Inc. launched an Internet based business GolfBZ.com, Inc. GolfBZ's business was to broker golf-related business via the Internet by soliciting buyers and sellers of golf courses, driving ranges, manufacturers, distributors and being paid a commission upon the closing of a transaction. On or about May 10, 2001, Golf Entertainment, Inc. sold its golf brokerage business as discussed below.

     On May 24, 2000, Traditions Acquisition Corporation, a wholly owned subsidiary of Golf Entertainment, Inc., ceased to do business. Traditions Acquisition Corporation ceased all operations of the Traditions Golf Club in Edmond, Oklahoma and began procedures to dissolve. The subsidiary's recorded assets of $387,353 and recorded liabilities of $401,460 were written down to $-0-. Pursuant to the terms of the lease agreement, by which Traditions Acquisition Corporation had leased the Traditions Golf Club facility, all future lease payments would become due from Traditions Acquisition Corporation upon termination of that lease. The owner of the facility terminated the lease agreement effective May 23, 2000. The total remaining lease liability of Traditions Acquisition Corporation is $888,000. This liability is not guaranteed by Golf Entertainment, Inc. Traditions Acquisition Corporation is currently in the process of dissolution, according to a report previously filed by the Company.

     Management has implemented a file monitoring and tracking system to assure that future corporate franchise tax filings are made on a timely basis. We believe that our response is sufficient to assure that the likelihood of further similar occurrences is substantially reduced.

     Failure to File Franchise Tax Returns in Delaware

     In April, 2001, Management learned that timely franchise tax filings had not been made for the Company in Delaware for years ending 2000 and 2001. Accordingly, the State of Delaware's Secretary of State estimated and assessed franchise taxes for those periods based on a method of computation that yielded the highest possible tax computation. This resulted in a franchise tax being estimated in the amount of $298,032.14, which sum was not previously reported by the Company. Upon computation, at the rate most favorable to the Company, the actual franchise taxes believed to be owed total less than $500. The Company is presently preparing and will file Franchise Tax Returns for Delaware and report in subsequent reports, the actual taxes owed and paid.
Management has implemented a file monitoring and tracking system to assure that future corporate franchise tax filings are made on a timely basis. We believe that our response is sufficient to assure that the likelihood of further similar occurrences is substantially reduced.

     Variance in Past Reports of Certain Transactions

     The disposition of GolfBZ.Com, Inc., has previously been reported as follows on the last (FY 2000) Annual Report of the Company: "Due to the cessation of business by Golf Entertainment, Inc. on April 6, 2001, the Company sold its subsidiary, GolfBZ.com, Inc., and the related intangible assets to Ronald G. Farrell, the Company's Chairman and Chief Executive Officer, on May 10, 2001 in consideration for advancement of funds to allow for the audit of the Company's financial statements of $25,000 and other consideration including uncompensated management services."

     The same transaction, however, was reported on a subsequent form 10-Q (3rd Quarter, 2001) as follows: On April 30, 2001, the Company sold its interest in GolfBZ.com, Inc. to Ronald G. Farrell, the Company's Chairman and Chief Executive Officer. The overhead expenses of GolfBZ.com, Inc. were $40,405 for the four months ended April 30, 2001. These amounts are included in Discontinued Operations. The Company did not record a gain or loss on the transaction."

     Subsequently, the Company was provided with a bill of sale by and between the Company and Ronald G. Farrell, wherein GolfBZ.Com, Inc., was purportedly sold for $10. The Company is endeavoring to determine the actual circumstances of this sale and may file such amendment or amendments in the future as are required in order to fully disclose the transaction or conform its prior reporting to the actual circumstances. Management does not believe the variances to be material in terms of the Company's reporting obligations.

     IMPORTANT RISK FACTORS

     In addition to the other information in this Annual Report, the following risk factors, among others, should be considered carefully in evaluating the Company and its business. This risk factor information has not previously been incorporated into our Quarterly or Annual reports and we encourage all readers to carefully review this section. These are risk factors we have thus far identified which we feel deserve your careful consideration.

     On April 6, 2001, the Company experienced critical liquidity needs resulting from the following factors and filed a Form 8-K memorializing the cessation of active operations of the Company. This filing was the result of, among other things:

     An inability to obtain adequate funds from the public markets;

     An inability to enter into a strategic partnership;

     An inability to complete a structured financing on acceptable terms to us;

     An inability to generate significant revenues from its operations;
     and,

     An inability to reduce expense levels sufficiently to operate at a profit.

     The Company presently has insufficient revenues under contract for fiscal 2002, and has a liquidity shortfall that impairs its ability to meet its current operating cash flow requirements in the near term. As of March 31, 2002, the Company has less than $10,000 in cash available to meet its operating cash requirements. The Company requires a cash inflow of approximately $20,000 per month inclusive of scheduled debt repayments to meet its current obligations as they become due.

     The Company is presently unable to project its monthly revenues, however, and its cash flow from revenues in the recent past has not historically been sufficient to meet its current cash needs. If the Company fails to meet these obligations as they become due, it could lose the ability to broadcast its signal and might be required to cease operations. The expected operating losses, coupled with a lack of liquidity could cause immediate doubt about the Company's ability to continue as a going concern. The Company is however, maintaining an on-going effort to locate sources of additional funding, without which the Company will not be able to remain a viable entity. Further, no financing arrangements are currently under contract and there are no assurances that the Company will be able to obtain adequate financing. As discussed below, the Company has approximately $500,000 of debt that is currently due. While the Company is seeking an extension of the maturity of these debts because of its inability to repay the indebtedness, failure to secure such an extension or obtain additional financing could lead to the immediate demand for repayment. Such a demand would likely cause a substantial impairment of operations.

     The Company, in fiscal 2002, intends to acquire or construct approximately 20 low-power stations in minor Hispanic markets. In view of the difficulty the Company has encountered in raising the necessary capital for the expansion, the Company cautions that this expansion plan and the anticipated revenues resulting from a successful expansion plan are wholly contingent on successful financing efforts. While the cost of each individual location is estimated at $200,000, a sum which is, in scale, substantially less than that required to bring a full-power station on line, the Company has no definite means of obtaining those sums. Absent that financing, the Company's expansion plan is likely to be unworkable. Additionally, the Company faces the problem of obtaining FCC licensure for these anticipated new stations. While management believes that LPTV licenses are available in the target markets, there is no assurance that the FCC will issue one or more such licenses to the Company. If the FCC does not issue a license for a community the Company seeks to operate in, the options available are to acquire an existing LPTV or full-power station. Any such acquisition will likely be substantially more costly that building a new station. Another option is to contract directly with a local cable TV provider in the market and find a cost-effective means of delivering the signal to the head-end of the cable provider (a process referred to as "cablecasting"). Unless a carrier class broadband internet line (5 mbits/second or greater) is available, it is unlikely that the Company can deliver a signal to the target market on a cost effective basis.

     Management believes the best approach to generate local advertising sales is through Company operated sales programs that are co-located with the expansion stations. In cases of adjacent but separate markets in which buying patterns indicate crossover, the Company will formulate regional marketing plans that allow for multi-station advertising. There is no assurance, however, that such strategies will result in significant advertising revenue. Management intends to increase rates as stations mature and viewership increases. This increased focus on generating advertising is expected to have a significant positive affect upon sales. In addition, the Company has added a focus to secure carriage agreements with cable companies through a program development plan whereby each new station will broadcast local programming sufficient to meet FCC "qualified LPTV" status for the individual station, thereby making available to the Company "must-carry" status for local cable providers. Securing distribution on a cable system can have the dual benefit of increasing viewership (and thus making the station more attractive to advertisers). Cable companies, historically, force qualified LPTV programmers to petition the FCC for mandated carriage. This process, while not unusual, does not guarantee that any one particular station will ever be carried on any given cable TV system. Additionally, the costs associated with filing a regulatory complaint are uncertain and may result only in a loss to the Company.

     If the Company is able to obtain the required financing to pursue its expansion business plan, future operating results depend upon a number of factors, including but not limited to the strength of the national economy, the local economies where the Company's stations and affiliates are located, the amount of advertising spent - especially the amount of advertising spent for television, and the amount of advertising directed toward the Hispanic population. The Company's ability to attract the available advertising is dependent upon, among other things, its station's audience rating, its ability to provide interesting programming, local market competition from other television stations and other advertising media, and its ability to acquire and retain television stations to carry its programming.

     On the expense side, the Company has minimized its recurring monthly expenses in almost every expense category, especially in the areas of payroll and programming. Additionally, current management has restructured the sales department and attracted sales people with experience selling advertising time on low-power stations as well as restructuring compensation for sales executives and managers from a salary based compensation to more of a commission based compensation. This change in policy will tie salesperson compensation directly to results.

WE HAVE HAD A HISTORY OF LOSSES, WE EXPECT LOSSES IN THE FUTURE, AND THERE CAN BE NO ASSURANCE THAT WE WILL BE PROFITABLE IN THE FUTURE.

     For our fiscal year ended December 31, 2001, we incurred net losses of $66,463.55. Continuing losses may continue, although we believe at a much lesser level than FY 2002. If our revenues do not increase substantially we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

WE WILL REQUIRE ADDITIONAL FINANCING, BUT WE MAY BE UNABLE TO OBTAIN IT ON FAVORABLE TERMS OR AT ALL.

     We require immediate additional funding to continue operations through 2002 and beyond 2002 we expect that we will continue to require additional financing to fund our operations. We are maintaining an on-going effort to locate sources of additional financing. However, there can be no assurance that we will be successful in locating such sources.

     Our ability to obtain additional financing will be subject to a number of factors, including our operating performance, the terms of existing indebtedness, and general economic and market conditions. We cannot be certain that we will be able to obtain additional financing on acceptable terms, if at all. We currently have outstanding a debt financing arrangement that imposes great restrictions on our ability to procure additional debt financing. Further, if we issue additional equity securities to raise capital, our stockholders may experience significant dilution and the new securities may have rights, preferences or privileges greater than those of our existing stockholders. If we cannot obtain additional financing when needed, we may not be able to fund our operations or to remain in business, which could result in a total loss of your investment.

OUR LIMITED HISTORY OF OPERATIONS AS A SPANISH LANGUAGE BROADCASTING AND PROGRAMMING OPERATION MAKES AN EVALUATION OF OUR BUSINESS AND FINANCIAL FORECASTING DIFFICULT.

     Prior to the acquisition of broadcast assets of The Genesis Trust on December 31, 2001 we did not conduct any Spanish language or other television broadcasting. Our limited history of operations as a Spanish language TV broadcaster makes it difficult to evaluate our business and our prospects. Because of our limited operating history, you may have difficulty in accurately forecasting our results. You must consider our business and prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of operation. Such risks include a business plan that has not been completely proven and the management of possible rapid growth. To address these risks, we must successfully undertake most of the following activities:

     Continue to raise sufficient amounts of funds to satisfy expenses and continue the pursuit of our business plan;

     Expand our network of stations by entering into relationships with existing television stations obtain exclusive access in which to broadcast our programming, or identifying and consummating suitable acquisitions, or, obtaining licensing authority from the Federal Communications Commission to build new stations or a combination of any of these;

     Develop and procure distribution agreements with cable and digital companies to increase our viewer bases and increase advertising revenues, including successfully negotiating "must carry" agreements in light of our anticipated "qualified LPTV" status;

     Develop or procure appealing and interesting local programming, and thus develop and increase our viewer bases;

     Sell advertising to be featured on our station or stations;

     Continue to develop the strength and quality of our operations;

     Implement and successfully execute our business and marketing strategy;

     Respond to competitive developments;

     Respond to changes in our regulatory environment;

     Respond to technological changes;

     Withstand any general or local economic downturns that may affect us; and

     Attract, retain and motivate qualified personnel.

     There can be no assurance that we will be successful in undertaking such activities. Our failure to address successfully our risks could materially and adversely affect our business, prospects, financial condition and results of operations.

WE ARE CONTROLLED BY A SMALL GROUP OF EXISTING STOCKHOLDERS, WHOSE INTERESTS MAY DIFFER FROM THOSE OF OTHER STOCKHOLDERS.

     A small number of individuals and a trust beneficially own, in the aggregate, a significant majority of our issued and outstanding common stock. As a result, these stockholders will be able to control the outcome of all matters requiring stockholder approval, including:

     the election of our directors;

     future issuances of our common stock and other equity securities;

     our incurrence of debt;

     amendments to our certificate of incorporation and bylaws; and

     decisions about acquisitions, sales of assets, mergers and similar transactions.

     There may be circumstances in which the interests of these stockholders may conflict with the interests of our other stockholders. In addition, because some investors may choose not to purchase our common stock because of this control by our existing stockholders, the price of common stock may be depressed.

OUR PENDING ACQUISITIONS ARE SUBJECT TO A NUMBER OF CONDITIONS, AND WE MAY NOT BE ABLE TO COMPLETE THEM IN A TIMELY MANNER, IF AT ALL.

     We have stated our intent to acquire or build up to 20 low power television stations in fiscal year 2002. The completion of these acquisitions is subject to a number of conditions, including:

     the approval by the Federal Communications Commission (the "FCC") of the transfer to us of the stations' broadcast licenses without imposing conditions or restrictions, which are not acceptable to us;

     the procurement of needed financing; and

     the expiration of the waiting period required by the Department of Justice and under U.S. antitrust laws in a few limited cases.

     Because these conditions have not been met as of the date of this Annual Report, there can be no assurance that we will successfully complete these acquisitions. The stations subject to these acquisitions or construction projects are or will be located in Tulsa, OK; Oklahoma City, OK; Mena, AR; Pine Bluff, AR; West Memphis, AR; Jackson, MS; Vicksburg, MS; Shelbyville, TN; Albertville, AL; Heflin, AL; Cummings, GA; Vienna, GA; Our failure to complete a large number of these acquisitions would significantly reduce our carriage and have an adverse affect on our profitability.

OUR INABILITY TO INTEGRATE SUCCESSFULLY PENDING AND FUTURE ACQUISITIONS COULD HARM OUR BUSINESS.

     We will face significant challenges in integrating the stations we have agreed to acquire, as well as future acquisitions, which will divert our management's attention and our resources from other business concerns. One of the stations subject to our proposed acquisitions currently has an English-language format; the other has been off-air for a significant period of time, and we expect most of the stations we acquire through purchase in the future will have an English-language format. Integrating these stations with our Spanish-language television network will require us to convert their existing format to a Spanish language format. This conversion will require significant investments of our financial and management resources. We expect to incur losses for a period of time after a format change because of the time required to hire new employees, obtain programming, build ratings and enhance station loyalty. There can be no assurance that we will be successful in integrating new stations and changing formats, even though we will incur substantial costs and losses in our attempts to do so. Our inability to integrate our networks or pending and any future acquisitions could materially adversely affect our prospects, financial condition and results of operations.

FAILURE OF NEW STATIONS TO PRODUCE PROJECTED CASH FLOWS COULD HARM OUR FINANCIAL RESULTS AND EXPECTED GROWTH.

     The failure of our new stations to generate operating cash flow within the expected time periods could harm our financial results and our expected growth. We expect that new stations generally will take a few years to generate significant operating cash flow as we incur significant expenses to:

     convert the station to a Spanish language format;

     acquire programming;

     improve technical facilities;

     hire new personnel; and

     market the new stations to local Hispanic viewers and advertisers.

     Additionally, there may be a period before we start generating revenues because it requires time to gain viewer awareness of new station programming and to attract advertisers. Accordingly, we expect to incur losses, resulting in part from such expenses, and to experience a delay in our realization of operating revenue.

OUR ACQUISITION & CONSTRUCTION PROJECTS COULD ALSO EXPOSE US TO OTHER ADDITIONAL RISKS.

     Our acquisitions could also expose us to other additional risks not already discussed. Such risks include the following:

     Potential unknown liabilities associated with acquired businesses;

     Impairment of relationships with employees and advertisers as a result of any integration of new management personnel;

     Maintenance of uniform standards, controls, procedures and policies; and

     Additional expenses associated with amortization of acquired intangible assets.

     There can be no assurance that we would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions. Due to all of the foregoing, any future acquisition may materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, we expect that we will be required to obtain additional financing to complete our acquisitions. There can be no assurance that such financing will be available on acceptable terms. In addition, if we issue stock to complete any future acquisitions, existing stockholders will experience ownership dilution.

OUR INABILITY TO OBTAIN FCC LICENSES OR ACQUIRE ADDITIONAL DISTRIBUTION THROUGH ACQUISITION OF EXISTING STATIONS COULD LIMIT OUR GROWTH.

     Our growth depends on our ability to obtain low-power TV licenses, acquire existing LPTV stations, or enter into agreements with existing stations to sell us airtime on an exclusive basis in order to broadcast our programming, and/or acquire additional television stations in markets that have a substantial Hispanic population. Currently, we intend to expand HTVN, our Spanish language network, through cable distribution and an increase in the number of affiliates rather than through new acquisitions to which we have not already agreed, although acquisitions remain a possible means for expansion.

     Several factors may affect our ability to enter into airtime purchase agreements of relationships with stations that will broadcast our programming, including the following:

     the perception that prospective stations have of the quality of our programming, how it compares to alternative programming, and its ability to appeal to and draw large audiences of viewers;

     the willingness of prospective affiliates that currently broadcast in an English-language format to convert to a Spanish-language format; and

     the willingness of competitors to offer their programming on terms with which we are unable to compete.

     the negotiations for revenue sharing with us.

     Many factors may affect our ability to acquire an existing station in any particular market, including the following:

     desired stations might not be available for purchase;

     many competing acquirers have greater resources than we have to make such acquisitions;

     we might not have the financial resources necessary to acquire additional stations;

     we might be unable to obtain FCC approval of the assignments or transfers of control of FCC licenses; and

     the law limits the number and location of broadcasting properties that any one person or entity, including its affiliates, may own, which could limit our ability to acquire additional stations.

     Many factors may also affect our ability to enter into cable and satellite arrangements, including the following:

     we might not have the financial resources to make the necessary upgrades to our equipment to meet the needs of the cable companies;

     cable companies may not have space available on their systems to include our programming.

     In addition to FCC approval for the transfer of the FCC licenses of acquired stations, the Department of Justice may review future acquisitions to determine whether they should be challenged under federal antitrust laws. Acquisitions may be challenged if the Justice Department believes a pending acquisition will have an anti-competitive effect or is otherwise not in the public interest. The Justice Department is particularly concerned when a proposed buyer already owns one or more television stations in the market of the station the buyer is seeking to acquire. In general, the Justice Department has closely reviewed acquisitions that would result in the buyer having a market share in excess of 40% of advertising revenues, even if the acquisition otherwise complies with FCC requirements. The filing of petitions or complaints by our competitors or others with respect to any acquisition could result in the FCC or the Justice Department refusing to allow us to complete that acquisition or imposing conditions to their approval that may limit the benefits of that acquisition to us.

OUR FAILURE TO MANAGE OUR GROWTH PROPERLY COULD ADVERSELY AFFECT OUR
BUSINESS.

     Our market segment, and, our business has been growing at a rapid pace, and we intend to continue the expansion of our operations for the foreseeable future. Our growth has placed significant demands on our management, personnel, systems and resources. Additional growth will further strain these resources. In order to manage our growth effectively, we must continue to invest in our stations and programming, and we must continue to expand, train and manage our work force. We must also continue to improve and coordinate our managerial, operational and financial controls and our reporting systems and other procedures. Our failure to manage the growth of our business effectively could materially adversely affect our results of operations and financial condition.

OUR INABILITY TO ACQUIRE AND DISTRIBUTE PROGRAMMING THAT ATTRACTS A SIGNIFICANT AUDIENCE WILL ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

     The market shares for our Spanish-language television network and its stations depend on our ability to acquire and distribute programming which attracts a significant audience. The failure of our programming to attract viewers will impair our ability to attract advertisers, and generate revenues and profits. Although we intend to make significant investments in programming, there can be no assurance that our programming will achieve or maintain satisfactory viewer ship levels in the future.

     We presently obtain much of our programming for our Spanish-Language television programming from a sole network source: Hispanic Television Network, Inc. (HTVN). The loss of a principal program supplier could temporarily render us without sufficient programming to target the Mexican-Hispanic audience. If such programming were to become unavailable or unsuccessful for any reason (including political or economic instability, foreign government regulations, or other trade barriers in Mexico), there can be no assurance that we could obtain or produce alternative programming of equivalent type and popularity or on as favorable terms. As a result, any significant interruption in the supply or success of our programming could materially adversely affect our financial condition and results of operations. HTVN is a fully reporting company and has recently reported significant revenue shortfalls, continued financial difficulties, etc., and there can be no assurance of long-term continuity of programming availability from HTVN, nor any other similar source of programming.

     Approximately 95% of HTVN's broadcast hours comprise our current programming. We obtain this programming without cost by carrying revenue producing commercials aired by HTVN from which HTVN retains all revenues. This arrangement results in marked reduction of our most significant operating costs. We may be exposed in the future to increased programming costs that could adversely affect our operating results. HTVN's potential inability to acquire popular syndicated programming could harm our ratings and revenues.

OUR INABILITY TO SELL ADVERTISING TIME ON OUR NETWORKS WILL ADVERSELY AFFECT OUR REVENUES AND OUR BUSINESS.

     Our business depends on our ability to sell advertising time. Our ability to sell advertising time will depend, in large part, on our audience ratings and on the overall level of demand for television advertising. A downturn in the economy could reduce the overall demand for advertising, and therefore adversely affect our ability to generate advertising revenues. A decline in our ratings (as a result of competition, a lack of popular programming or changes in viewer preferences) would also adversely affect our revenues. In addition, because we are focusing our business on a Spanish-language television viewership, our ratings will depend upon:

     the desire of Spanish-speaking persons in the target markets to view Spanish-language programming;

     the growth of the Spanish-speaking audience by continued immigration and the continued use of Spanish among Hispanics in the U.S.; and

     the continued availability and reasonable cost of Spanish-language programming.

     Should any of these factors change, we could lose part of our target audience, resulting in a decline in ratings and a loss of advertising revenues.

     Our ability to sell advertising time will also depend on the level of demand for television advertising. Historically, the demand for advertising in most forms of media has fluctuated with the general condition of the economy. Television broadcasters are also exposed to the general economic conditions of the local regions in which they operate. Moreover, we believe that advertising is a discretionary business expense. As a result, we believe that spending on advertising tends to decline disproportionately during economic recession or downturn as compared to other types of business spending. Consequently, a recession or downturn in the United States economy or the economy of an individual geographic market in which we own or operate television stations would likely materially adversely affect our advertising revenues and, therefore, our results of operations.

     In addition, seasonal revenue fluctuations are common in the television broadcasting industry and our revenues will likely reflect seasonal patterns with respect to advertiser expenditures. Advertising typically increases during the Thanksgiving and Christmas holiday season and decreases after the start of a new year. As a result, we expect to have higher advertising revenues in the fourth quarter and lower advertising revenues in the first quarter. Because our operating costs are more ratably spread throughout the year, the impact of this seasonality on our operating income may result in significant fluctuations in our financial performance.

OUR ADVERTISING CONTRACTS ARE OF LIMITED DURATION.

     Our contracts to sell advertising are limited in duration to no more than thirteen (13) weeks per contract period.

WE FACE COMPETITION FROM MANY SOURCES THAT COULD ADVERSELY AFFECT OUR BUSINESS AND OUR PROSPECTS.

     The television broadcasting industry is highly competitive. Our current and planned television stations will face competition for audience share and advertising revenue from other Spanish-language and English-language television broadcasters. For example, in Northwest Arkansas, KVAQ-LP which is not carried on one major cable system but is carried on a smaller cable system, faces competition from two Spanish language network feeds that are carried on both cable systems. Additionally, the proliferation of direct broadcast satellite television systems serves as a form of competition. We also face competition from Spanish-language and English-language radio broadcasters and other media including newspapers, magazines, computer on-line services, movies and other forms of entertainment and advertising. Many of our competitors have greater financial and other resources than we have.

     Technological innovation and the resulting proliferation of programming alternatives, such as independent broadcast stations, cable television and other multi-channel competitors, pay-per-view and VCRs have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. During the past decade, cable television and independent stations have captured an increasing market share and overall viewer ship of general market broadcast network television has declined.

     In the Spanish-language television broadcast market, we face significant competition from Univision Communications, Inc. and Telemundo Group, Inc. Both Univision and Telemundo operate Spanish-language broadcast networks in the U.S. and both have substantially greater audience shares than we have. In each of the markets where we own and operate television stations for our Spanish language network, our station competes directly with one or both of a full-power Univision or Telemundo station. In addition, these competing Univision and Telemundo stations have operated in their markets longer than our stations. Univision also owns Galavision, a Spanish-language cable network that is reported to serve approximately 2.5 million Hispanic subscribers, representing approximately 55% of all Hispanic households that subscribed to cable television in 1999. Both Grupo Televisa, S.A. de C.V., or Televisa, and Corporation Venezolana de Television, C.A, or Venevision, have entered into long-term contracts to supply Spanish-language programming to the Univision and Galavision networks. Televisa is the largest supplier of Spanish-language programming in the world. Through these program license agreements, Univision has the right of first refusal to air in the U.S. all Spanish-language programming produced by Televisa and Venevision. These supply contracts currently provide Univision with a competitive advantage in obtaining programming originating from Mexico and in targeting U.S. Hispanics of Mexican origin, our target audience. As we expand into new markets with a combination of local and network programming, in many cases, we will be entering markets that Univision and Telemundo have already penetrated via cable and direct satellite broadcasting systems.

     We also compete with English-language broadcasters for Hispanic viewers, including the four principal English-language television networks, ABC, CBS, NBC and Fox, and, in certain cities, the UPN and WB networks. In addition, most of these networks, and other English-language networks, have begun producing Spanish-language programming and simulcasting certain programming in English and Spanish. Several cable programming networks, including HBO, ESPN and CNN, provide Spanish-language services as well. There can be no assurance that current Spanish-language television viewers will continue to watch Spanish-language programming rather than English-language programming or Spanish-language simulcast programming. Increased competition for viewers and revenues may materially adversely affect our financial condition or future results of operations.

     We intend to focus our Spanish-language television expansion on Mexican Hispanics because we believe that our competitors, principally Univision and Telemundo, are focusing their networks on other Hispanic ethnic groups. However, each of Univision and Telemundo has a larger network and greater financial, programming and other resources than we have, and they may, at any time, attempt to change the focus of their networks to Mexican Hispanics. The successful penetration of this market segment by Univision, Telemundo or any other existing or potential competitor could harm our business and prospects. Our principal expansion targets are currently primarily Mexican immigrants by way of ethnic origin. There can be no assurance, however, that the Mexican origin population will remain as extant as it presently is and is forecast as being throughout our planned term.

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, WHICH MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

     The television broadcasting industry is subject to extensive and changing governmental regulations. These regulations require that each television broadcaster must operate in compliance with a license issued by the FCC. Each of our proposed television stations must operate pursuant to one or more licenses issued by the FCC that expire at different times. We must apply to renew these licenses, and third parties may challenge those applications. Although we have no reason to believe that our licenses, if granted, will not be renewed in the ordinary course, there can be no assurance that our licenses will be renewed. In addition, the FCC must consent to any assignment or transfer of control of a station's licenses. Our inability to obtain FCC consent for the transfer of the licenses of any station we seek to acquire in the future (including those stations we have agreed to acquire) will adversely affect our growth strategy. The FCC's failure to renew our existing licenses or to consent to the transfer of licenses for stations we may seek to acquire would harm our business and results of operations.

     The FCC recently adopted regulations and standards requiring television broadcasters to provide digitally transmitted television signals by 2002 and to cease providing analog transmissions by 2006. The digital signal regulations and timeline that have been adopted and enacted by the FCC more strictly apply to full-power stations. However, we anticipate that the FCC will enact regulations and standards requiring low-power stations to transmit a digital signal in the near future. Our operated station and the stations we anticipate acquiring have not completed the conversion. We expect to incur significant capital expenditures to enable these stations to broadcast a digital signal. These costs may not be offset by increased revenues.

     Our current and planned stations are classified by the FCC as "low-power" stations. Both low-power and translator stations generally operate at significantly lower levels of power than full-power stations. Under FCC rules, these stations operate on a secondary basis, and, therefore, are subject to displacement in order to license a full-power station. In addition, the FCC has acknowledged that channel allotment for digital broadcast stations may displace low power television stations, particularly in larger television markets. The displacement of one or more of our low power stations by full power stations would adversely affect our business. The FCC has established a Class A status to protect lower power TV stations. We have not filed for Class A status for any station.

NEW FCC REGULATIONS COULD HARM OUR ABILITY TO OBTAIN CABLE CARRIAGE FOR OUR STATIONS' DIGITAL BROADCAST SIGNALS.

     Pursuant to the must-carry provisions of the Cable Television Consumer Protection and Competition Act of 1992, a broadcaster may demand carriage of its broadcast signal, on a specific channel, on cable systems within its market. Our television stations will rely on must-carry rights to obtain cable carriage of their analog broadcast signals. The FCC has initiated a rulemaking proceeding to determine whether the current must-carry obligation applies only to the carriage of analog television signals or whether it also requires cable systems to carry digital broadcast signals during and after the transition from analog to digital broadcasting. It is currently unclear what, if any, digital must-carry rights television broadcast stations will have during and after the transition. The FCC's failure to adopt digital must-carry rights could harm our ability to obtain cable carriage for our digital operations.

MOST OF OUR EXECUTIVES ARE NEW TO THE COMPANY AND INTEGRATING OUR
MANAGEMENT TEAM MAY INTERFERE WITH OUR OPERATIONS.

     Most of our executive officers have recently joined us. Our chief executive officer and chief operating officer assumed their positions in January 2002 and our interim chief financial officer joined the Company in January 2002. To become integrated into the Company, these individuals must spend a significant amount of time developing interpersonal relationships, learning our business model and establishing a management system, in addition to their regular duties.

The integration of our management team and other new personnel has resulted and may continue to result in disruptions of our ongoing operations. In addition, although many of our senior management team have experience in the Spanish language television broadcasting industry, Spanish language program production, and Spanish language advertising sales, only a minority of our management team has experience in operating a Spanish language network. This lack of experience among all of our management may hurt our efforts to implement our strategy.

OUR INABILITY TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN LIMITED SUPPLY WILL IMPAIR OUR BUSINESS AND GROWTH.

     We depend on the services of our senior management, station managers and other key personnel. In addition, the success of our growth strategy depends in part on our ability to attract and retain qualified managers and personnel for newly acquired stations. Experienced and qualified managers and other personnel (especially bilingual employees) are in limited supply, and we may need to pay higher compensation than we expect to pay to attract and retain these individuals. The loss of the services of our executive officers, managers and key personnel, or our inability to hire new managers and personnel, could materially adversely affect our business and results of operations.

OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY HINDER A THIRD PARTY FROM ACQUIRING US, DESPITE THE POSSIBLE BENEFIT TO OUR
STOCKHOLDERS.

     Certain provisions of our certificate of incorporation and Delaware law could hinder a third party from acquiring us, even if doing so would benefit our stockholders. For example, our certificate of incorporation permits our board of directors to issue one or more series of preferred stock that may have rights and preferences superior to those of our common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. In addition,
Section 203 of the Delaware General Corporation Law limits future business combination transactions with stockholders owning 15% or more of our common stock if our board of directors has not approved the transactions. These provisions could discourage takeover attempts and could adversely affect the price of our common stock.

WE HAVE ENGAGED IN A NUMBER OF BARTER TRANSACTIONS THAT WE MAY BE UNABLE TO RECOGNIZE AS REVENUES.

     We have historically engaged in a substantial number of barter transactions, and we expect to continue to enter into barter transactions in the future. Barter transactions consist of arrangements in which we exchange advertising time on our station for goods or other services. Under current accounting rules and our revenue recognition policy, we may not report these barter transactions as revenue unless we are able to measure reliably the cash value of these transactions. For the value of our barter transactions to be measured reliably, we must conduct a sufficient number of cash-only transactions that are similar to the barter transactions in scope, size and prominence of the advertising time sold. To date, we have not reported any barter transactions as revenue. Our inability to measure reliably the cash value of our barter transactions in the future would prevent us from including the value of the bartered advertising time in our revenues. In addition, because barter transactions do not generate cash, we may not be able to fund our operations if we are unable to increase our cash revenues.

     The accounting practice of recognizing barter transactions as revenue if the value of those transactions can be reliably measured has recently come under increased scrutiny by the Securities and Exchange Commission. If the current accounting policies change, we may be unable to recognize revenue from barter transactions even if we can reliably measure the value of those transactions. Our inability to recognize revenues from these transactions will decrease our revenues and possibly the price of our common stock.

THE PRICE OF OUR COMMON STOCK MAY BE EXTREMELY VOLATILE.

     The market price of our common stock has been and may continue to be highly volatile, as has been the case with the securities of many other small capitalization companies. Additionally, in recent years, the securities markets have experienced a high level of price and volume volatility and the market prices of securities for many companies (particularly small capitalization companies) have experienced wide fluctuations that have not necessarily been related to the operating performances or underlying asset values of those companies. There can be no assurance as to the prices at which our common stock will trade in the future, although they may continue to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the following:

     The depth and liquidity of the markets for our common stock;

     Investor perception of us and the industry in which we participate;
     and

     General economic and market conditions.

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Approximately 11.05 million shares of our common stock were issuable or were issued and outstanding as of April 1, 2002. Of these shares, 3.75 million were issued or became issuable in the period of December 31, 2002 through January 20, 2002 in connection with the acquisition of various items of equipment, the rights to acquire a broadcast TV license, etc. We believe that all of these 3.75 million shares (the "Genesis block") are "restricted securities" as that term is defined in Rule 144 promulgated under the Act. (We also have other outstanding restricted securities in much lesser numbers.) Rule 144 provides in general that a person (or persons whose shares are not aggregated) who has satisfied a one year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of our common stock or the average weekly trading volume during the four calendar weeks before such sale. Some of our restricted shares, but not the Genesis block, have been outstanding for over one year and thus have been eligible for sale under Rule 144. We believe that only a comparatively small number of these shares have thus far been sold. However, the holders of blocks as large as approximately .3 million shares of these restricted shares have indicated to us that they may seek to sell all or some portion of this number of shares in the near future. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of ours and who have beneficially owned the shares for a minimum period of two years (Rule 144 K).

We have granted registration rights with respect to approximately 5 million of these restricted shares. All of these registration rights are of the type known as "piggy back" registration rights, meaning that the holder thereof has a right to have their shares registered only when we are undertaking a registration on our own initiative and in this connection the holder has the right to "piggy back" onto this registration and include their shares in the registration. If these shares are ever registered, they will be freely tradable and may be sold without regard to the volume limitations or holding periods under Rule
144. Even if these shares were never registered, they could become freely tradable at various times after December 31, 2002 by any holder who is no longer an affiliate of ours. The sale of any restricted shares may, in the future dilute an investor's percentage of freely tradable shares and may depress the price of our common stock. Also, if substantial, such sales might also adversely affect our ability to raise additional equity capital.

OUR 1999 DELISTING BY NASDAQ ADVERSELY HAS AFFECTED THE PRICE AND
LIQUIDITY OF OUR COMMON STOCK.

     The Nasdaq National Market requires that for a company to be listed on Nasdaq, it must maintain a minimum bid price of $1.00. Because our common stock did not maintain a bid price of at least $1.00 for a continuous period of 30 consecutive trading days, on August 17, 1999, the Company was notified by the Nasdaq SmallCap Market that the Company did not comply with the bid price requirement, as set forth in Nasdaq

Marketplace Rule 4310 (c) (04). On January 28, 2000, the Company's common stock was delisted and became immediately eligible to trade on the OTC Bulletin Board. In addition, our net tangible assets (Total Assets - Total Liabilities - Goodwill) are less than the minimum required to be relisted on Nasdaq which has delayed and hampered our efforts to get our stock relisted on Nasdaq. As the result of our being delisted by Nasdaq, the liquidity and the volume of shares traded of our stock, the price, and the bid/ask spread has been adversely affected. We have not applied for relisting as of this report.

WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK WITHIN THE LAST FIVE YEARS AND DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We have never paid cash dividends on our common stock, and our board of directors does not anticipate paying cash dividends in the foreseeable future. We are restricted from declaring and paying dividends by virtue of certain loan agreements into which we have entered. Even if we were not so restricted, we currently intend to retain future earnings to finance the growth of our business. Therefore, it is unlikely that you will receive any funds from your investment in our common stock without selling your shares. There can be no assurance that you will receive a gain on your investment when you sell your shares or that you will not lose the entire amount of your investment.

B. PROPERTIES

     The following table sets forth certain information with respect to the Company's headquarters as of May 11, 2001.





                        GENERAL          APPROXIMATE       TYPE OF
LOCATION               CHARACTER        SQUARE FOOTAGE    INTEREST
-----------------------------------------------------------------------
Springdale, AR       Office/Studio         6,000           Leased

     The Company believes its property is in generally good condition, well maintained and suitable for its intended use. The premises include executive offices and a broadcast television studio.


ITEM 3. LEGAL PROCEEDINGS.

     In March, 2002, the Company was notified by a former Company director and officer, Michael F. Daniels, that he had been made the subject of a Court Judgment from the state of New Jersey. Upon investigation the Company learned that their individual judgments were tied to a judgment rendered against the LEC Leasing, Inc., a division of the Company. The case, styled State of New Jersey, Department of the Treasury, Division of Taxation, is docketed in the state's court system as case 35,953-01, 02 and 03. Mr. Daniels was listed as judgment debtor by New Jersey on the general theory that he had been an officer of LEC Leasing, Inc., and as such, had personal liability. The amount of the judgment is $185,184.45 with accruing interest. Upon investigation, the Company learned that this judgment consists, primarily, of estimated tax returns for periods in 1999 which were prepared and filed in the name of LEC Leasing by New Jersey tax officials. The Company is the sole shareholder of the common stock of LEC Leasing, Inc., and operated the entity as its subsidiary during periods in which the Company did business in New Jersey as a leasing service. The Company does not believe it owes the state of New Jersey any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position and the position of its former employee.

     As the Company undertook to investigate the circumstances surrounding the New Jersey judgment, it learned it also has a state tax lien of record in the Commonwealth of Kentucky, dated December 12, 2001, again for periods in 1999. Like New Jersey, Kentucky estimated taxes then prepared and filed estimated returns in the name of LEC Leasing, Inc. The estimated claim of Kentucky is approximately $6,000, in case number 000321065. The Company does not believe it owes the Commonwealth of Kentucky any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position.

     The Oklahoma Tax Commission has likewise filed Tax Warrants totaling $14,442.75 for periods in 1998 through March, 2000. As in the case of New Jersey and Kentucky, the State of Oklahoma has created estimates of taxes, prepared and then filed returns in the name of LEC Leasing and then proceeded to execute on such claims. In Oklahoma, the matter is docketed as Z413795279. The Company does not believe it owes the state of Oklahoma any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position.

     In each of the tax cases there is a common element: the taxing authority claiming that it had not received reports; that the Company had previously filed reports and that there was or is a rational basis for the Company or its subsidiary to owe taxes. The Company believes that these previously unreported liabilities do not constitute valid obligations of the Company, but, has included them in its financial statements pending resolution.

     These events were immediately reported to the Company's auditors for the affected period. Upon examination of the events the auditors were asked to either affirm their audits, qualify their audits or disavow their audits for FY 1999 and FY 2000. The auditors, Goldman Golub Kessler, responded that it was their belief that these events were not material and that there was no need to restate the financial statements for the reported periods. The Company believes these events occurred as the result of its departure from the leasing business in December, 1999. When the Company sold its lease portfolios it sent notices and letters to approximately one-hundred state and local taxing authorities, advising them that the Company, and its various divisions, had sold its lease portfolios on December 31, 1999 to Somerset Capital Ltd. New Jersey, Oklahoma and Kentucky were mailed such notices. Prior to the sale, Somerset had functioned as a management agent for the Company, managing these portfolios. Accordingly, it is the position of the Company that these liabilities, while substantial in their dollar amount, are not predicated upon any lawful taxes owed or actual liability of the Company and have occurred as the result of no fault or liability of the Company. The Company has not previously reported these matters because a.) it had no knowledge of them until March 2002, and, b.) had a reasonable basis to believe it had closed all such tax accounts in a timely and responsible fashion. The Company believes that these matters will be settled on terms favorable to the Company, and, as noted above, the Company does not believe it owes the claimant states any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position. The Company has implemented internal audit and management controls which it believes are reasonably calculated and designed to reduce similar risks in the future.

     The New Jersey judgment is of concern to the Company in that it could be made the subject of an execution proceeding whereby the entire assets of the Company are at risk. In the event of such a circumstance, the Company would remove such litigation to a federal court and seek injunctive relief while the underlying issue of liability is determined. Accordingly, in terms of risk management, the Company believes it is taking all reasonable measures to defend its position and protect its assets.

     The Company has also involved in legal proceedings from time to time arising out of the ordinary course of its prior business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders for approval in 2001 nor was there a shareholder's meeting held in 2001.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


     As of December 31, 2001, the Company had approximately 136 shareholders of record of its $0.01 par value common stock and approximately 25 shareholders of record of its $0.01 par value preferred stock.

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

     Our common stock is included and quoted on the NASD OTC Bulletin Board under the symbol "GECC," and our preferred stock is traded under the symbol "GECCP." The following table sets forth, for the periods presented, the high and low closing bid quotations on the OTC Bulletin Board. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

     Common Stock
                                                      CLOSING BID PRICES
                                                      HIGH        LOW
2001:
     First Quarter Ended March 31                     $0.12       $0.005
     Second Quarter Ended June 30                     $0.09       $0.04
     Third Quarter Ended September 30                 $0.09       $0.02
     Fourth Quarter Ended December 31                 $0.10       $0.04


2000:
     First Quarter Ended March 31                     $1.00       $0.31
     Second Quarter Ended June 30                     $0.56       $0.19
     Third Quarter Ended September 30                 $0.66       $0.20
     Fourth Quarter Ended December 31                 $0.28       $0.09

     Penny Stock Trading Rules

     Our common stock is subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated under the Securities Act of 1933, as amended) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., having had an account with the dealer for at least one year or the dealer having effected for the purchaser three sales of penny stocks on three different days involving three different issuers), the broker-dealer must obtain the purchaser's written agreement for the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

     Compliance with the penny stock trading rules may affect the ability to resell the common stock by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. Therefore, the holder of penny stocks may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based totally on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of penny stocks may be unable to sell such securities. In addition, because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of securities traded in the over-the-counter market may not be reliable.


     Dividend Policy

     Our dividend policy is to retain any future earnings to support the expansion of our operations. Our Board of Directors does not intend to pay cash dividends on the common or preferred stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our Board of Directors.

     Recent Sales of Unregistered Securities

     During the quarter ended December 31, 2001, we issued or became obligated to issue 3,750,000 shares of our common stock pursuant to a private offering whereby we agreed to exchange our shares for broadcast television, office furnishings and equipment, and the rights to complete purchase of a UHF television station and license from a non-profit entity, Christians Incorporated for Christ, Inc. In this transaction, we acquired a balloon note of $291,000 which is the final payment on KVAQ-LP, the TV station; we acquired a note payable of $17,000 to an individual secured by specific items of equipment we acquired; and we acquired the equipment subject to its mortgage to our former CEO and director Ron Farrell, in the approximate amount of $135,000. Although we are not obligated to pay any sums to Mr. Farrell under the terms of his note, we did acquire the equipment subject to his mortgage. In the borrower defaults, we could be held liable for the unpaid sums. Accordingly, we have included this as a contingent liability.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Please refer to page 1 of this Annual Report on Form 10-KSB for additional factors relating to such statements.

RESULTS OF OPERATIONS

     Overview

     During 2001, our business activities consisted of winding down our internet based golf course marketing operations and disengaging from previous business operations. On April 6, 2001, the Company effectively ceased active business operations. During the ensuing period, the Company continued to collect revenues from discontinued operations and file required reports with the SEC. We undertook to then refocus on a change of course that would provide some potential for profitability, enhanced share value and liquidity of our stock.

     Since December 31, 2001, our main activities have consisted of acquisition of equipment, facilities, an FCC broadcast license, hiring of management and other key personnel, raising of funds, development of management systems, deployment of our equipment and build out of a new studio facility. On January 1, 2002, we resumed normal business operations.

     Our losses, as well as our negative operating cash flow have been significant to date. We expect both to continue until we can generate a customer base through the efforts of our direct sales force that will generate revenues to fund our operating expenses. After we initiate service in our proposed market areas, we expect to have positive operating margins by increasing the number of customers and selling of additional capacity or services without significantly increasing related capital expenditures or operating costs. Our ability to generate positive cash flow will depend on capital expenditures in new market areas, competition in our current market areas and any potential adverse regulatory developments.

     Factors Affecting Future Operations

     Our ability to expand effectively will depend upon, among other things, monitoring operations, controlling costs, maintaining regulatory compliance, raising capital to pay expenses and fund acquisitions, interconnecting between stations, maintaining effective quality controls, securing FCC licenses or making TV station acquisitions on favorable terms, refinement of our accounting systems and attracting, assimilating and retaining qualified technical and administrative personnel and management. Failure to retain senior management, key staff, expand our customer base, purchase adequate equipment, secure FCC licenses or acquire existing TV stations would cause delays in expansion of our operations. Failure to meet the expectations of our customers could have a material adverse effect on our business.

     Our method of utilizing a single national network in a broadcast environment has only been commercially used on a limited basis. We selected this network, HTVN, because we believe it complements our existing programming goals and fits well with our own programming development plans. We anticipate pursuing operations synergy with HTVN through our ability to develop and deliver national-class programs in Spanish. If this program development plan does not perform as expected or, should HTVN suffer a business failure, we may be unable to provide the type and level of programming that we now expect. In that event, our business, financial condition and results of operations may be materially adversely affected.

     The planned expansion of our business will require significant capital to fund capital expenditures, working capital needs, debt service and the cash flow deficits generated by operating losses and current cash balances will not be sufficient to fund the current business plan. Our principal capital expenditure requirements will include:

     employee salaries and benefits

     FCC license application and related engineering fees

     tower and production facility leases

     production equipment and non-linear editing hardware and software debt service

     general  operating expenses

     Part of our strategy is to utilize an advertising agency network to expand our customer base and achieve greater market penetration more rapidly. We believe that by implementing this strategy, we can capitalize on our agencies familiarity with their market area, customer affiliations, financial strength, their experienced personnel and minimize our requirement for sales staff training and cost-of-sales expenditures. We are in the process of entering into various agency agreements for our production services and airtime in various markets throughout the southern United States. This allows us to open multiple markets at the same time and to reduce our cash flow requirements since the distributor is responsible for the customer build-out capital expenditures and the recurring monthly expenses for their territory. Our initial cost outlay will be limited to the construction of the distribution layer in the territory, which will be offset by the initial distribution fee charged to the distributor.

     We are also currently seeking additional debt and/or equity financing to fund liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our network or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

     Revenues

     We offer our advertising customers a full range of creative services, turnkey solutions for television advertising ranging from :30 second spots through infomercial length productions. We market these services currently to small and medium-sized businesses with future plans to offer our services to regional advertisers as geographical expansion permits. We seek to attract these customers through a superior product offering, excellent creative and customer services and a competitive pricing structure. We anticipate that our competitors may reduce their prices as increased competition begins to reduce their market penetration. We expect to remain competitive if market prices decline.

     Operating Costs

     The costs required to operate and maintain our broadcast operations includes real estate leases for our studio and office operations center, airtime charges as we complete the purchase of KVAQ-LP. We experience higher than average electric utility costs due to the nature of our operations.

     Sales, General and Administrative Costs

     We incur costs related to the selling, marketing and promotion of our products and services. These costs include the costs of personnel as well as promotional costs to develop brand awareness of the Golf name.

     In addition, we incur operating costs such as customer service, creative services, billing and collections, data processing, general management, accounting, office leases, administrative functions, depreciation and financing costs. Areas that will require more personnel as our customer base grows include creative services, technical management, news department staff and on-air talent, accounting, billing and information systems. These areas have required upfront capital expenditures and operating costs in our expansion stage.

     Capital Expenditures

     Our main capital expenditure to date has been in the area of building out our studio and operations center. Our studios and operations center is constructed in Springdale, Arkansas.

     Programming Distribution

     Our KVAQ channel 20 transmitter now serves a test-bed population within a 360-degree coverage area radiating outward 40 miles from approximately 2.5 miles northeast of the Springdale Municipal airport. The KVAQ transmitter is located atop Franklin Mountain. We repeat out transmissions through Ozark Wireless Cable of Springdale, Arkansas on their system. This results in our signal being simulcast on UHF TV channel 71 as an unencrypted signal. We reach small areas of eastern Oklahoma and southwest Missouri on either UHF channels 20 or 71 with an effective radiated power output of approximately 14.7 kW.

     A future broadcast transmission distribution location will typically provide signal coverage in a similar geographical area.

     Creative Services

     We have significant in-house production capacity for a wide range of video projects in both English and Spanish. We presently are developing three one-hour programs intended for national distribution. Of the programs, one is related to fishing, another to wrestling and the final is a children's show. We anticipate entering to one or more agreements whereby these programs are aired on a national Spanish language network with our revenue derived from selling sponsorships and advertising time.

     Discussion of Period Ended December 31, 2001

     During the period ended December 31, 2001, we had revenues of approximately $53,000derived from income related to discontinued leasing operations. For the twelve months ended September 30, 2001, the Company had no significant revenues (other than interest and financing income) since discontinuance of the Traditions Golf Club operation in May 2000.

     Income Taxes

     Due to net losses, no provision for income taxes was necessary for 2001.

     At December 31, 2001, we had net operating loss carry-forwards of approximately $9,700,000, which will expire at various dates beginning in 2017. Because such carry-forwards can only be used to offset future taxable income, a valuation allowance has been provided until it is more likely than not that taxable income will be generated.

     Liquidity and Capital Resources

     For the period ended December 31, 2001, we financed our activities from borrowings and private placement sale of our convertible debt securities. Net cash used by operating activities totaled $82,949 in the period April 21, 2001 through December 31, 2001. Cash flows provided by financing activities were approximately $80,000 during the period ended December 31, 2001. During the period ended December 31, 2001, we had a net cash increase of approximately $5,000..

     On December 31, 2001, we completed a private placement offering of 3,750,000 shares of our restricted common stock, which, for the purposes of this transaction, was valued at $0.27/share thereby establishing a value of $1,028.000 for the transaction. The transaction was contingent upon a "strike price" of at least $0.27/share being reached within thirty (30) days following December 31, 2001. The strike price was reached in the stated period and the transaction was then finalized. In order to accomplish this transaction, we acquired debt in the principal amount of $291,000 which represents the final payment due on the acquisition of KVAQ-LP; we acquired equity in KVAQ-LP equaling $19,000 cash; we acquired a note payable of approximately $17,000 to an individual which represents a loan involving two of three commercial watercraft listed in the acquisition package; we acquired a contingent liability of $140,000 which represents a mortgage on the acquired assets to our former CEO and director, Ronald G. Farrell.

     Planned Financing Activities

     We are also currently seeking additional debt and/or equity financing to fund liquidity needs. In the event that we are unable to obtain additional funds or to obtain funds on acceptable terms or in sufficient amounts, we will be required to delay the development of our television operations or take other actions. This could have a material adverse effect on our business, operating results and financial condition and ability to achieve sufficient cash flow to service debt requirements and meet operating expenditures.

     Later in 2002 we will rely on Rule 506 of Regulation D promulgated under and Sections 4(2) and 4(6) of, the Securities Act of 1933, as amended, for exemption from the registration requirements of this Act as well as applicable state securities laws while seeking placement of up to $15,000,000 of debt, equity or a combination of both in order to fund acquisitions and pay the costs of building out the first phase of our television station expansion project.

     In this offering each potential purchaser of the common stock will be furnished information concerning our operations, and each will have the opportunity to verify the information supplied. Additionally, we will obtain obtained a signed representation from each such person in connection with the offer of our common stock of his, her or its intent to acquire such stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof. The certificates evidencing the common stock will be stamped with a legend restricting transfer of the securities represented thereby, and we will issue stop transfer instructions to our transfer agent and registrar of the common stock. No commissions will be paid on any of the above planned stock transactions.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedule filed as a part of this Annual Report on Form 10-KSB are listed on the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1. The notes accompanying the statements are an integral part of the statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Although there were no changes during fiscal 2001, on April 8, 2001 we dismissed Goldstein Golub Kessler LLP as our independent auditor. On April 2, 2002, we retained Jim Slayton, CPA as our interim independent auditor.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company as of March 30, 2001 are as follows:

NAME                          AGE           POSITION
----------------------------------------------------------------------
Dr. Tim Brooker                46           CEO, Chairman of the Board

John Dodge                     52           General Counsel,
                                            Senior Vice President

Jim Bolt                       48           Chief Operating Officer,
                                            Vice President

Loren Pederson                 49           Interim Chief Financial
                                            Officer,  Secretary &
                                            Treasurer ., Director

Annette Gore                   43           Director

Mike Daniels                   48           Director

     DR. TIM BROOKER is the Chairman of the Board and Chief Executive Officer of the Company. He was appointed to the Board and elected as CEO on December 31, 2001. Dr. Brooker holds graduate degrees in public administration, public policy, international commerce and diplomacy; he holds a dual-doctorate in Public Sector Administration and Psychotherapy. He is a recognized expert in the field of performance based budgeting. He has taught business management and public administration at the university level since 1982. In the last five years, he developed and hosted a daily AM radio talk show in addition to his other pursuits.

     JOHN DODGE is Senior Vice President & General Counsel of the Company. He was admitted to the practice of law in Arkansas in 1978 and is licensed to practice before the Arkansas Supreme Court; the 8th Circuit Court of Appeals and the United States Supreme Court. In the last five years he has engaged in the general practice of law with emphasis in corporate, business and securities law. Additionally, he has served as a sitting municipal Judge on a part-time basis.

     JIM BOLT is Vice President & Chief Operating Officer of the Company. He is a professional journalist with extensive background in print and video media. His experience in the previous five years has been in media development, supervision of editorial, newsgathering and marketing operations for two Spanish language regional publications based in Arkansas. Mr. Bolt has produced and edited feature length video documentaries in English and Spanish. Additionally, he has served on a part-time basis as a consultant to companies seeking to establish themselves as public entities.

     LOREN PEDERSON is the Secretary/Treasurer and Interim Chief
Financial Officer of the Company. He has extensive experience in small-business management, marketing, financial report preparation, budgeting and cost analysis operations. Mr. Pederson also serves as a Director of the Company.

     ANNETTE GORE is a Director of the Company. She is a licensed Real Estate Broker in northwest Arkansas. Ms. Gore holds numerous recognitions from national marketing organizations such as Century 21, for retail marketing achievements and excellence. Her experience is primarily in sales and marketing of high-value residential and commercial real properties. As an outside Director, she serves on the Audit Committee.

     RONALD G. FARRELL served as Chairman of the Board of Directors and Chief Executive Officer of the Company from November 1998 until December 31, 2001. Mr. Farrell is the founder, Chairman and President of R. G. Farrell, Inc. and RGF Investments, Inc., both founded in 1985. These companies are wholly-owned by Mr. Farrell and are engaged in financial consulting in connection with private placements, public offerings, venture capital transactions, and leveraged buyout and rollup transactions. Mr. Farrell departed the Board of Directors on February 4, 2002

     MICHAEL F. DANIELS served as President of the Company from April 1994 until November 1998. He previously served as Chairman of the Board of Directors and Chief Executive Officer from April of 1994 to November of 1998. He was a Director of the Company from 1983 until November 1998. He served as Chief Operating Officer from March of 1993 to April of 1994 and as Senior Vice President - Marketing for more than five years prior thereto. Mr. Daniels left the Company following a change of control in 1998. He returned to the Board of Directors as an Outside Director in 2002. Mr. Daniels chairs the Audit Committee.


     SERVICE OF MANAGEMENT

     The authorized number of directors of the Company is presently fixed at seven. Each director serves for a term of one year that expires at the following annual stockholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. Currently, our entire Board of Directors will be subject to re-election or replacement at the Company's planned 2002 Annual Meeting.

     MEETINGS OF BOARD OF DIRECTORS

     During 2001, the Board of Directors held 2 meetings and executed 2 written consents in lieu thereof. All directors attended more than 75% of the Board of Directors meetings and all directors executed the written consents when required in order to comply with the bylaws.

     COMPENSATION OF DIRECTORS

     The Company pays cash or cash equivalent compensation for costs incurred for attendance at directors meetings or participation in directors' functions. Outside Directors receive an annual stipend of $12,000 in cash, stock, or a combination of both. Employee Directors do not receive a stipend.

     BOARD COMMITTEES

         AUDIT COMMITTEE: During 2001, we did not have an Audit Committee. On February 5, 2002, our Board approved an Audit Committee Charter. Currently, Annette Gore and Michael Daniels serve as Audit Committee members. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing: the financial reports and other financial information provided by us to any governmental body or the public; our systems of internal controls regarding finance, accounting, legal compliances and ethics that management and the Board have established; and our auditing, accounting and financial reporting processes. Consistent with this function, the Audit Committee should encourage continuous improvement of, and should foster adherence to, our policies, procedures and practices at all levels. The Audit Committee's primary duties and responsibilities are to:

     Serve as an independent and objective party to monitor our financial reporting process and internal control system.

     Review and appraise the audit efforts of our independent auditors and internal auditing department.

     Provide an open avenue of communication among the independent auditors, financial and internal auditing department.

     COMPENSATION COMMITTEE. We did not have a formal Compensation Committee during 2001. We anticipate forming such a committee to make recommendations to the Board concerning compensation of our executive officers.

     LIMITATIONS OF DIRECTORS' AND OFFICERS' LIABILITY

     Section 145 of the Delaware General Corporation Law permits a corporation, under specified circumstances, to indemnify its directors, officers, employees or agents against expenses (including attorneys fees), judgments, fines and amounts paid in settlements actually and reasonably incurred by them in connection with any action, suit or proceeding brought by third parties by reason of the fact that they were or are directors, officers, employees or agents of the corporation, if such directors, officers, employees or agents acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reason to believe their conduct was unlawful. In a derivative action, i.e., one by or in the right of the corporation, indemnification may be made only for expenses actually and reasonably incurred by directors, officers, employees or agents in connection with the defense or settlement of an action or suit, and only with respect to a matter as to which they shall have acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification shall be made if such person shall have been adjudged liable to the corporation unless and only to the extent that the court in which the action or suit was brought shall determine upon application that the defendant directors, officers, employees or agents are fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

     Expenses for the defense of any action for which indemnification may be available may be advanced by the Registrant under certain circumstances. The general effect of the foregoing provisions may be to reduce the circumstances which an officer or director may be required to bear the economic burden of the foregoing liabilities and expenses. Directors and officers will be covered by liability insurance indemnifying them against damages arising out of certain kinds of claims which might be made against them based on their negligent acts or omissions while acting in their capacity as such.

     Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

     POLICY REGARDING TRANSACTIONS WITH OFFICERS AND DIRECTORS

     Our policy regarding any future transactions with our directors, officers, employees or affiliates is that such transactions be approved in advance by a majority of our Board, including a majority of the disinterested members of the Board, and be on terms no less favorable to us than we could obtain from non-affiliated parties. The executive staff are charged with the responsibility of cross-notification of directors in the event that any transaction or proposed transaction might either involve a director or does involve a director. The goal of this policy is to avoid even the appearance of impropriety in transactions involving staff or directors.

     It is the policy of the Company to avoid where feasible entering into agreements or contracts for the provisions of materials, services, supplies or equipment by any officer or director, or member of their immediate or other close family. In the event of such transactions, the subject officer or director shall be completely isolated from every phase of any such transaction.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
     1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and person who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and furnish the Company with copies of all such Section 16(a) forms. Based solely on its review of the copies of such forms received by it and written representations from certain reporting person, the Company believes that, during fiscal 2000, each of its officers, directors and greater than ten percent stockholders complied with all such applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to the compensation paid and/or accrued to each of the Company's executive officers for services rendered in all capacities to the Company during the three years ended December 31, 2001. No other executive officer received annual compensation in excess of $100,000 in any of the three fiscal years ended December 31, 2001. This information includes the dollar value of base salaries, bonuses, awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

     SUMMARY COMPENSATION TABLE


Name of Individual and                                                          Other Annual
Principal Position            Fiscal Year       Salary ($)      Bonus ($)       Compensation ($)
------------------------      ---------------   ----------    -------------    -----------------------

Ronald G. Farrell             2001
Chairman & CEO                2000               $201,000          --                      --
                              1999               $353,976          --                      --

Dr. Tim Brooker               2001                  --             --                      --
Chairman & CEO                2000                  --             --                      --
                              1999                  --             --                      --

Scott A. Lane                 2001                  --             --                      --
CFO & Secretary               2000               $ 66,668          --                      --
                              1999                  --             --                      --


                                            Restricted            Securities              All Other
Name of Individual and       Fiscal           Stock               Underlying               Annual
Principal Position            Year           Awards($)            Options/SARs(#)         Compensation
-------------------------------------------------------------------------------------------------------

Ronald G. Farrell             2001             --                       --                      --
Chairman & CEO                2000             --                   2,000,000(1)                --
                              1999                                   200,000                    --

Dr. Tim Brooker               2001             --                       --                      --
Chairman & CEO                2000             --                       --                      --
                              1999             --                       --                      --

Scott A. Lane                 2001             --                     50,000                    --
CFO & Secretary               2000             --                       --                      --
                              1999             --                       --                      --

(1) Mr. Farrell resigned from his executive position with the Company on December 31, 2001, thereby voluntarily terminating his employment agreement. That agreement in turn terminated the previously granted stock option package referred to in FY2000 by virtue of cessation of employment.

     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No new options or other reportable new stock acquisition rights were granted in the fiscal year ending December 31, 2001. Management anticipates that stock options and stock acquisition rights will be created in fiscal 2002 as part of the ordinary conduct of business.

     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES


                                               Number of                Value of
                                               Securities               Unexercised
                                               Underlying               In-The-Money
                                               Options/SAR's            Options/SAR's
                                               At Fiscal                At Fiscal
                      Shares                   Year End(#)              Year End($)
                      Acquired    Value        Exercisable/             Exercisable/
Name              On Exercised    Realized     Unexercisable            Unexercisable
----------------------------------------------------------------------------------------------------------------

Ronald G.
Farrell               ----         ----         400,000/100,000             -0-/-0-

Scott A.
Lane                  ----         ----          -0-/50,000                 -0-/-0-


     The last sales price for the Company's Common Stock on the OTC Bulletin Board on December 31, 2001 was $0.09/share.

     DIRECTORS' COMPENSATION

     Each non-employee director of the Company is paid $1,000 per month. In addition, each director is entitled to participate in the Company's stock option plans. The Company does not pay its directors any additional fees for committee participation.

     OTHER PLANS

     The Company has no other deferred compensation, pension or retirement plans in which executive officers participate. However, we are currently in the process of adopting a Stock Incentive Plan to attract, motivate, reward and retain our officers, directors, key employees and consultants. Additionally, in 2002, we will adopt a deferred compensation plan for executive staff whereby their salaries are tied to profit levels and revenue goals.

     EMPLOYMENT AND SIMILAR AGREEMENTS

     Employment Contracts

     Ronald G. Farrell served as the Company's Chief Executive Officer under an employment agreement dated November 30, 1998 and effective January 1, 1999 through December 31, 2003, as amended. Mr. Farrell's compensation under such agreement was originally $240,000 through December 31, 1999, and increases by 10% per year thereafter, but was amended in May, 1999 to an annual salary of $360,000 through December 31, 1999, with annual 10% increases, due to increased responsibility associated with the Company's golf operations. Mr. Farrell's contract was extended on November 30, 2000 through December 31, 2005 under the same terms and conditions. In addition, Mr. Farrell is eligible to receive an annual bonus, payable quarterly, based on Company performance. Such bonus may not exceed Mr. Farrell's base salary for such respective fiscal year. Mr. Farrell was granted the option to purchase a total of 2,000,000 shares of the Company's Common Stock in lieu of cash compensation for the six months between July 1, 2000 and December 31, 2000. The option grant vests immediately and is exercisable for 10 years. Mr. Farrell was also granted the option to purchase a total of 300,000 shares of the Company's Common Stock, vesting in 100,000 share increments on each of December 31, 1999, December 31, 2000 and December 31, 2001. Pursuant to such employment agreement, if Mr. Farrell should die during the term thereof, a death benefit equal to eighteen months salary (currently $594,000) shall be paid to his estate. Mr. Farrell may be terminated for cause. Mr. Farrell's employment contract was terminated by joint agreement December 31, 2001 at 3 p.m. and the Company views the share option package of 2,000,000 shares as extinguished upon his resignation.

     In addition to the provisions of our certificate of incorporation and our bylaws, we have entered into an indemnification agreement with each of our officers and directors. Under the terms of these agreements, we will indemnify each officer and director to the fullest extent authorized and permitted under our certificate of incorporation, our bylaws and Delaware law. These agreements contemplate that we may obtain insurance to fund some or all of our potential exposure under these agreements.

     These agreements contemplate the appointment of a reviewing party, which will consist of non-officer directors. The reviewing party could find that indemnification is not warranted if it determines that: an indemnified party received an improper personal benefit; amounts advanced to the indemnified party were not approved by stockholders; the indemnified party engaged in conduct that was not in good faith or was an intentional or willful misconduct or knowing violation of the law; or our certificate of incorporation prohibits such indemnification. Any decision by the reviewing party relating to the above matters will be conclusive and binding. In the event that there is a change of control, however, such power will vest in a special, independent counsel who shall make such determinations.

     Management anticipates entering into various employment contracts in fiscal 2002 as part of the ordinary conduct of business.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 1, 2001, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) of shares (the "Common Stock") of common stock, $0.01 par value, of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each Director of the Company and the nominee for Director, (iii) each executive officer of the Company earning more than $100,000 during the year ended December 31, 2001 and (iv) all executive officers and Directors as a group:


                                                Amount and Nature
         Name and Address of                    of Beneficial                    Percentage of
         Beneficial Owner (1)                   Ownership (2)                    Class (3)
         -------------------------------     ---------------------------     ------------------
         LEC Acquisition LLC                      2,912,932 (4)                    55%

         Ronald G. Farrell                          665,000 (5)                    12%

        All Directors and
        Executive Officers
        as a Group                                     ---                         67%



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

(3) Based on 5,293,004 shares of Common Stock outstanding as of January 1, 2001.

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

(5) Includes options to purchase 500,000 shares of Common Stock granted to Mr. Farrell, 400,000 shares, which are currently exercisable. Also includes 115,000 shares owned by Sports M&A.com, Inc., a corporation which Mr. Farrell is the sole stockholder. Mr. Farrell served as Chairman and CEO of the Company during fiscal year 2001.

The last sales price for the Company's Common Stock on the OTC Bulletin Board on December 31, 2001 was $0.09.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH FORMER CHAIRMAN/CEO

     In the 4th Quarter, 2001, The Company acquired physical property from a non-profit entity that is subject to a mortgage given by The Genesis Trust of Bentonville, Arkansas in favor of Ronald G. Farrell, the former Chairman of the Board and CEO of the Company. This transaction occurred following the appointment, in accordance with company bylaws, by Mr. Farrell of two additional directors, the holding of a meeting of the Board and the acquisition subject to the mortgage to Mr. Farrell. This transaction has been described above in detail.

                               PART IV.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a) The following exhibits are filed with this Annual Report; or, have been filed with the Annual Report for FY 2001, and are incorporated herein by reference:

Exhibit
Number   Description
-------- -------------------
  1.1    Form 8-K, dated January 8, 2002.
  1.2    Form 8-K dated April 6, 2001
  3.1    Certificate of Incorporation.*
  3.2 Certificate of Amendment of Certificate of Incorporation, dated June 23, 1995.**
  3.3 Certificate of Amendment of Certificate of Incorporation, dated March 20, 1997.******
  3.4    By-laws.*
  4.1    Specimen Common Stock Certificate.*
  4.2    Specimen Series A Convertible Preferred Stock Certificate.*
  4.3    Specimen Warrant Certificate.*
  4.4    Certificate of Designation of Series A Convertible Preferred
         Stock.*
  4.5    Form of Representative's Warrants.*
  4.6    Form of Class C Common Stock Purchase Warrant.*****
  4.7    Form of Class D Common Stock Purchase Warrant.*****
  4.8 Amended and Restated Warrant Agency Agreement Dated as of March 3, 1998, between the Company and American Stock Transfer and Trust Company, as Warrant Agent.*****

 10.2    1991 Directors' Stock Option Plan.*
 10.3    1991 Key Employees' Stock Option Plan.*
 10.4    1993 Directors' Stock Option Plan.*
 10.5    1993 Key Employees' Stock Option Plan.*
 10.6    1994 Stock Option Plan.****
 10.7    1996 Stock Option Plan.*****
 10.8    1997 Stock Option Plan.******
 10.9    Form of 1996 Non-Plan Director Stock Option Agreement.******

(F* )    Incorporated by reference to the Company's Registration
Statement on Form S-2, as filed with the Securities and Exchange
Commission on June 10, 1993, Registration No. 33-64246.

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

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


April 12, 2002                    GOLF ENTERTAINMENT, INC.


                                   BY:  /S/ Dr. Tim Brooker
                                        --------------------
                                        Dr. Tim Brooker,
                                        Chairman of the Board/CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                      Title                                  Date
-------------------------------------------------------------------------------
/S/ Dr. Tim Brooker       Chairman of the Board of Directors     April 12, 2002
- -----------------       and Chief Executive Officer
Dr. Tim Brooker


/S/ John Dodge            Senior Vice President and              April 12, 2002
---------------           General Counsel
John Dodge


/S/ Jim Bolt               Chief Operating Officer and           April 12, 2002
--------------             Chief Accounting Officer
Jim Bolt


/S/ Loren Pederson         Director                              April 12, 2002
------------------
Loren Pederson


/S/ Annette Gore           Director                              April 12, 2002
- ---------------
Annette Gore


/S/ Michael F. Daniels     Director                              April 12, 2002
- ----------------------------
Michael F. Daniels

                  GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           FINANCIAL STATEMENTS

                             TABLE OF CONTENTS
                             -----------------

                                                        PAGE
                                                        ----
INDEPENDENT AUDITORS REPORT                              F-1

BALANCE SHEET                                            F-2

BALANCE SHEET                                            F-3

STATEMENT OF OPERATIONS                                  F-4

STATEMENT OF CASH FLOWS                                  F-5-6

STATEMENT OF STOCKHOLDERS' EQUITY                        F-7

NOTES TO FINANCIAL STATEMENTS                            F-8-23

James E. Slayton, CPA
2858 WEST MARKET STREET
SUITE C
AKRON, OHIO 44333
1-330-864-3553

                            INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Golf Entertainment, Inc.

e have audited the accompanying consolidated balance sheets of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Entertainment, Inc. (formerly LEC Technologies, Inc.) and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ James E. Slayton
-----------------------------
James E. Slayton, CPA
Ohio License ID# 04-1-15582

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,        DECEMBER 31,
                                                        2001                2000
                                                    ------------        ------------
ASSETS
CURRENT ASSETS
Cash                                                      7,581               1,914
Prepaid expenses                                             --              25,352
Notes and accounts receivable, other                         --                  --
                                                     ----------          ----------
  Total current assets                                    7,581              27,266
                                                     ----------          ----------

FURNITURE AND EQUIPMENT, net of accumulated
  depreciation of -0- and 124,611 as of
  December 31, 2001 and 2000, respectively           1,028,030              226,075
                                                     ----------          ----------

OTHER ASSETS
Assets related to discontinued operations                    --             173,990
                                                     ----------          ----------

TOTAL ASSETS                                          1,035,611             201,256
                                                     ==========          ==========

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,           DECEMBER 31,
                                                                  2001                   2000
                                                              ------------           ------------
LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                   139,448                149,768
Accrued liabilities                                                 13,492                 29,196
Notes payable                                                           --                105,000
Current maturities of long-term debt                                    --                 22,252
                                                              ------------           ------------
  Total current liabilities                                        152,940                306,216
                                                              ------------           ------------

LONG-TERM DEBT                                                     348,750                 10,017
                                                              ------------           ------------

OTHER LIABILITIES
Liabilities related to discontinued operations                          --                 39,750
Other liabilities                                                       --                 57,254
                                                              ------------           ------------
  Total other liabilities                                               --                 97,004
                                                              ------------           ------------

TOTAL LIABILITIES                                                  501,690                413,237
                                                              ------------           ------------

STOCKHOLDERS' EQUITY/(DEFICIT)
Series A convertible preferred stock, $0.01 par
    value, 1,000,000 shares authorized, 380,000
    shares issued; 228,516 shares outstanding
    at December 31, 2001 and 2000
    respectively                                                     2,285                  2,285

Common stock, $0.01 par value, 25,000,000
    shares authorized, 9,043,044 and 5,293,044
    shares issued and outstanding at December
    31, 2001 and 2000, respectively                                 90,430                 52,930

Additional paid-in capital                                      12,310,214             11,535,349
Accumulated deficit                                            (11,869,008)           (11,802,545)
                                                              ------------           ------------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                               533,921               (211,981)

                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)             1,035,611                201,256
                                                              ============           ============

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                             2001               2000                 1999
                                           --------          ----------           ----------
Selling, general & administrative          82,949             1,148,971              522,076

Depreciation and amortization                  --                55,837               56,179

Impairment charge                              --               128,267                   --

Interest expense, net                       7,082                 5,174                  265
                                           --------          ----------           ----------
                                           90,031             1,338,249             (578,520)
                                           --------          ----------           ----------

Loss from continuing operations           (90,031)           (1,338,249)            (578,520)

Loss from discontinued operations          (7,936)             (260,652)          (2,266,714)

Gain/(Loss) on disposal                   (24,997)               14,107               48,346
                                          --------           ----------           ----------

Net Loss before extraordinary item       (122,964)           (1,584,794)          (2,796,888)
Extraordinary income-gain on forgiveness
    of debt                                56,501               112,937              385,197
                                          --------            ----------           ----------

Net Loss                                  (66,463)           (1,471,857)          (2,411,691)
                                          ========            ==========           ==========

Loss per share from continuing operations   (.014)              (0.29)               (0.26)

Loss per share from discontinued operations  0.00               (0.06)               (1.04)

Gain per share on disposal                   .003                0.00                 0.02

Extraordinary gain per share                 .006                0.03                 0.18
                                           --------         ----------           ----------

Loss per common share - basic               (.007)              (0.32)               (1.10)
                                          =========         ==========           ==========
Loss per common share - diluted             (.007)              (0.32)               (1.10)
                                          =========         ==========           ==========

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                          2001              2000                 1999
                                                      ----------        ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              (66,463)       (1,471,857)         (2,411,691)
  Adjustments to reconcile net loss to cash provided
  by operating activities:
    Depreciation & Amortization                              --            84,795           2,785,366
    Write down of inventory and residual values              --           147,700             694,630
    Stock compensation expense                               --           161,792              96,564
    Gain on disposal                                     24,997                --             (49,024)
    Write-off of notes receivable                                         305,324                  --
     Impairment charge                                       --           128,267                  --
     Forgiveness of debt                                     --          (112,937)           (385,197)
    Change in assets and liabilities due to
  operating activities:
      (Increase) decrease in accounts receivable             --                --           2,919,397
      (Increase)decrease in prepaid expenses             25,352           (25,352)                 --

      Decrease in inventory                                  --                --             445,599
      Increase (decrease) in accounts payable            10,320            78,996          (3,341,572)
      Increase (decrease) in accrued liabilities        (15,703)         (139,402)           (539,765)
      Increase (decrease) in other liabilities          113,977                --             (47,944)
      Decrease in assets disposed of                         --           387,684                  --
      Forgiveness of debt                               (56,501)         (401,734)                 --
                                                      ----------        ----------          ----------
 Total adjustments                                      102,443           615,133           2,578,054
                                                      ----------        ----------          ----------

Net cash provided by (used in) operating activities      35,980          (856,724)            166,363

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales and disposals of off-lease inventory                 --                --                  --
  Proceeds from sales of furniture, fixtures and
equipment                                                    --            47,700               7,820
  Purchases of furniture and equipment                       --            (6,039)            (73,623)
  Decrease in notes receivable-employees                     --                --             143,376
  Decrease (increase) in notes receivable                    --            49,509            (379,833)
  Additions to net investment in sales-type and
direct financing leases                                      --                --                  --
  Sales-type and direct financing lease rentals
received                                                141,768           292,012           1,846,830
                                                      ----------        ----------          ----------
Net cash provided by (used in) investing activities     141,768           383,182           1,544,570
                                                      ----------        ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from nonrecourse and recourse discounted
    lease rentals                                            --                --                  --
  Payments on nonrecourse and recourse discounted lease
    rentals                                                                    --          (2,182,856)
  Proceeds from notes payable                            96,250           134,500              15,980
  Payments on notes payable                            (268,331)         (162,989)           (275,973)
  Proceeds from sale of stock                                             480,000             380,830
  Purchase of treasury stock                                                   --                  --
                                                      ----------        ----------          ----------
Net cash provided by (used in) financing activities    (172,081)          451,511          (2,062,019)
                                                      ----------        ----------          ----------

Net increase (decrease) in cash                            5,667          (22,031)           (351,086)

Cash at beginning of period                                1,914           23,945             391,705

Cash at end of period                                      7,581            1,914              40,619
                                                         ========       ==========          ==========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                               14,658          15,745           1,302,841
    Income Taxes                                               --              --                  --

The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                           AS OF DECEMBER 31, 2001

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

On December 31, 2001, the Company acquired a significant amount of assets in a non-cash transaction. The assets generally consist of broadcast television equipment, and the rights to purchase a broadcast television a non-profit entity. The value of the assets is approximately $1,028,030 subject to a note of $291,000. The assets were acquired at a public auction held December 25,2001. The Company acquired the assets for 3,750,000 shares of its common stock.

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


             Balance at                                             Balance at
            Beginning of                                              End of
               Period            Expense          Write-off           Period
            ------------        ---------         ---------         ----------
1999          $304,367          $  62,878         $ 360,906          $   6,339
2000          $  6,339          $     -0-         $   6,339          $     -0-
2001      $        -0-          $     -0-         $     -0-          $     -0-

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $66,463 in 2001. In addition, the Company has a stockholders' deficiency of $ at December 31, 2000. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the Company to continue as a going concern.

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

Depreciation and amortization are provided on the straight-line method over the following useful lives:

           Computer equipment                         3 to 5 years
           Furniture and office equipment             5 to 7 years
           Leasehold improvements                     Term of lease


Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

Management periodically evaluates the carrying value of its long-lived assets, including operating leases, furniture and equipment, and intangible assets. Whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss for the difference between the carrying value and the estimated net future cash flows attributable to such asset. As a result of the review of the remaining fixed assets of the Company, primarily used computer equipment, management has recorded an impairment charge of $128,267 during the year ended December 31, 2000. There was no impairment charge during the year ended December 31, 2001.

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

NOTE 6: INCOME TAXES

Total income tax expense (benefit) differed from the "expected" income tax expense (benefit) determined by applying the statutory federal income tax rate of 35% for the years ended December 31 as follows:

                                                    2001                 2000                  1999
                                                 ----------           ----------           ------------
         Computed "expected" income tax
           expense (benefit)                     $  (66,463)          $ (515,150)          $   (844,092)
         Change in valuation allowance
           for deferred tax assets                   66,463              464,952                809,429
         Nondeductible expenses                          --               50,198                 34,663
                                                 ----------           ----------           ------------
              Total tax expense                  $       --           $       --           $         --
                                                 ==========           ==========           ============


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities at December 31, 2000 and 1999 are presented below:

                                       F13

                                                          December 31,           December 31,
                                                              2000                   2000
                                                          ------------           ------------
Deferred Tax Assets
     Allowances for doubtful accounts,
       inventory obsolescence and
       residual value realization not
       currently deductible                               $         --           $         --
      Net operating loss carryforwards                       2,704,941              2,638,478
                                                          ------------           ------------
      Total gross deferred tax assets                        2,704,941              2,638,478
     Valuation allowance                                    (2,704,941)            (2,638,478)
                                                          ------------           ------------
     Net deferred tax assets                              $         --           $         --
                                                          ============           ============

Deferred Tax Liabilities
      Net deferred taxes liabilities                      $         --           $         --
                                                          ============           ============

The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" to reflect the estimated amount of deferred tax assets which may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2001 and 2000, the Company determined that $2,704,941 and $2,638,478, respectively, of tax benefits did not meet the realization criteria.

At December 31, 200, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $8,365,000 which are available to offset future taxable income, if any, through 2021.

NOTE 7: NONRECOURSE AND RECOURSE DISCOUNTED LEASE RENTALS

The Company assigned the rentals of its leases to financial institutions at fixed rates on a nonrecourse or, to a lesser extent, on a recourse basis but retained the residual rights. In return for future lease payments, the Company received a discounted cash payment. Discounted lease rentals as of December 31, 2001 and 2000 were $-0- and $-0 respectively of which $-0- and $-0 are recourse, respectively. Interest expense on discounted lease rentals for the years ended December 31, 2001 and 2000 was $-0- and $-0-, respectively.

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

Notes payable and lines of credit consist of the following at December 31,

                                                         2001                2000
                                                      ----------          ----------
    Term note payable to Northwinds
    Center, LP, payments of $340 including
    interest at 10%, due October 31, 2004                    -0-              12,929

    Term note payable to Imperial Premium,
    Finance Company, payments of $1,842
    including interest at 17.8%, due
    June 25,2001                                             -0-              10,590

    Term note payable to Scott Printing
    Corporation, due in monthly installments
     Beginning December 1, 2000 of $1,250
     For 4 months, $2,500 for 2 months
     With interest at 0.0%                                 1,250               8,750

    Demand convertible note payable to
    Ronald G. Farrell, interest accruing at
    Prime plus 2.0%, due upon demand                         -0-             105,000
                                                      ----------          ----------
                                                      $    1,250          $  137,269
                                                      ==========          ==========

Required annual principal payments as of December 31, 2000 are as follows:

                        2002                   12,000
                        2001                $ 127,253
                        2002                    3,217
                        2003                    3,554
                        2004                    3,245
                                            ---------
                              Total         $ 149,253
                                            =========


NOTE 9: COMMITMENTS AND CONTINGENCIES

a) Lease Agreements

The Company leases its office space under an operating lease which expires October 2004. As a result of management's decision to cease business on April 6, 2001, the lease was terminated and there is currently no lease or rental agreement for office space.

Rental expense on operating leases was $32,942, $74,961, and $344,883 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company closed the Office on April6, 2001.

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

In addition, pursuant to the terms of the agreement, such officer is eligible to receive an annual bonus equal to five percent (5%) of the Company's operating income for the year. The employment contracts were canceled on December 31, 2001. All employees resigned effective December 31, 2001.

The acquisition agreement on December 31, 2001 requires that the Company to make payments of $1,000 per month.

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

NOTE 11: STOCKHOLDERS' EQUITY

In 2001, the company issued 3,750,000 shares of common stock for assets purchased at auction for approximately 1,028,000.

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

At December 31, 2001 and 2000, there were 228,516 shares of preferred stock outstanding. Also, at December 31, 2001 and 2000, there were -0- and -0-warrants outstanding, respectively.

Accrued and unpaid preferred stock dividends were $57,254 at December 31, 2001 and 2000. The preferred stock has unaccrued and unpaid dividends in the amounts of $457,532 and $457,532 for December 31, 2001 and 2000, respectively.

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

                                                     2001                 2000              1999
Net loss available to common stockholders:
   As reported                                      $  (664)             $(1,472)          $(2,142)
   Pro forma                                           (696)              (1,793)           (2,493)

Loss per common weighted average share:
   As reported                                      $(0.007)             $  (.32)          $ (1.10)
   Pro forma                                         (0.009)                (.39)            (1.14)


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

Additional information on shares subject to options is as follows:

                                                  2001                             2000                             1999
                                       ---------------------------       -------------------------        -------------------------
                                                          Weighted                        Weighted                         Weighted
                                        Number            Average        Number           Average         Number           Average
                                          of              Exercise         of             Exercise          of             Exercise
                                        Shares             Price         Shares            Price          Shares            Price
                                       ---------          --------       -------          --------       --------          --------
               Outstanding at
                 beginning of
                  year                 2,627,030          $   0.25       690,781          $   0.97        415,781          $   1.12
                Granted                      -0-               -0-     2,289,999              0.14        275,000               .75
                Exercised                    -0-                             -0-                              -0-
                Forfeited                    -0-)             2.59       (83,750)                             -0-
                                       ---------                         -------                         --------
                Outstanding at
                  end of year          2,627,000              0.27     2,897,020              0.27        690,781               .97
                                       =========                         =======                         ========
                Options exer-
                  cisable at
                  year end             2,637,030              0.25     2,637,000              0.25        490,781              1.08
                                       =========                         =======                         ========

                Weighted average
                  fair value of
                  options granted
                  during the year                         $   0.00                        $   0.14                         $   0.75
                                                          ========                        ========                         ========

The following table summarizes information about stock options outstanding at December 31, 2001:

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

NOTE 14: SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
         ACTIVITIES

During the year ended December 31, 2001, the Company issued 3,750,000 shares of common stock in exchange for assets valued at $1,028,000.

During the year ended December 31, 2000, the Company issued 78,000 shares of common stock in exchange for services valued at $74,768; issued 375,000 shares of restricted common stock to satisfy settlement obligations valued at $87,024.

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

The carrying amounts at December 31, 2001 and 2000for receivables, accounts payable, accrued liabilities, notes payable and lines of credit approximate their fair values due to the short maturity of these instruments. As of December 31, 2001 and 2000, the carrying amount of recourse discounted lease rentals of $-0- and $-0-, respectively, approximate their fair values because the discount rates are comparable to current market rates of comparable debt having similar maturities and credit quality.

NOTE 16: 2001 FOURTH QUARTER CHARGES

There were no fourth quarter charges in the fourth quarter of 2001.

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

                                           2001                  2000                  1999
                                       ------------          ------------          ------------
Shares outstanding at
  beginning of period                     5,293,044             3,201,711             1,410,393
Effect of issuance of common
  stock for compensation                         --                74,434                45,342
Issuance of common stock in
  lieu of payment                                --                    --               175,535
Issuance of common stock for
  Settlements                                    --               165,738
Sale of stock                                    --             1,212,065               553,873
Conversion of preferred stock                    --                    --                   109
Issuance of common stock
  pursuant to private place-
  ment transactions                              --                    --                    --
Exercise of stock options                 3,750,000                    --                    --
Purchase of treasury stock                       --                    --                    --
                                       ------------          ------------          ------------

Weighted average common
  shares outstanding                      5,605,544             4,653,948             2,185,252
                                       ============          ============          ============

Net loss                               $    (66,463)         $ (1,471,857)         $ (2,185,252)
Preferred stock dividends                        --                    --                    --
                                       ------------          ------------          ------------
Net loss available to
  common shareholders                  $    (66,463)         $ (1,471,857)         $ (2,411,691)
                                       ============          ============          ============

Loss per common share                  $     (0.007)         $      (0.32)         $      (1.10)
                                       ============          ============          ============

Weighted average common
  shares outstanding                      5,605,544             4,653,948             2,185,252
Effect of common shares
  issuable upon exercise of
  dilutive stock options                         --                    --                    --
                                       ------------          ------------          ------------

Weighted average common
  shares outstanding assuming
  dilution                                5,605,544             4,653,948             2,185,252
                                       ============          ============          ============

Loss per common
  share assuming dilution              $     (0.007)         $      (0.32)         $      (1.10)
                                       ============          ============          ============


The following potentially dilutive securities were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive:

                                               2001               2000               1999
                                             ---------          ---------          ---------
Options                                      2,897,030          2,897,030            690,781
Warrants                                     1,506,544          1,506,544          1,207,075
Convertible preferred stock                     99,976             99,976            228,516
Warrants issuable upon conversion
  of preferred stock if conversion
  occurred prior to August 4, 1998                  --                 --                 --