Form 10-Q
period 2002-03-31
GOLF ENTERTAINMENT INC
filed 2002-05-20
CIK 849354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2002

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

                               1008 S. Clayton St.
                           Springdale, Arkansas 72763
                    (Address of principal executive offices)
                                   (Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No  [ ]

     There were 9,043,044  shares of Common Stock ($0.01 par value) outstanding as of March 31, 2002

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                     For the Quarter ended March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................  3-4
          Statements of Operations (unaudited).................   56
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-8

Item 2.  Item 2.  Management's Discussion And Analysis
                  Of Financial Condition And Results Of
                  Operations...................................   9

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities......... ......................   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GOLF ENTERTAINMENT, INC.
                                BALANCE SHEETS
                                   AS AT
                    December 31, 2001 and March 31, 2002

                                                    DECEMBER 31,        MARCH 31,
                                                        2001               2002
                                                    ------------        ------------
ASSETS
CURRENT ASSETS
Cash                                                      7,581              24,722
                                                     ----------          ----------
  Total current assets                                    7,581              24,722
                                                     ----------          ----------
FIXED ASSETS
Broadcast Operations Equipment                        1,028,030           1,028,030
Leasehold Improvements                                                          945
Office Equipment                                                                218
                                                     ----------          ----------
TOTAL FIXED ASSETS                                    1,028,030           1,029,193
                                                     ----------          ----------

OTHER ASSETS
Deposits                                                      0             173,990
                                                     ----------          ----------
TOTAL OTHER ASSETS                                            0                 825

TOTAL ASSETS                                         $1,035,611          $1,054,740
                                                     ==========          ==========

                                 -UNAUDITED-
                 See accompanying notes to financial statements

                           GOLF ENTERTAINMENT, INC.
                                BALANCE SHEETS
                                   AS AT
                    December 31, 2001 and March 31, 2002

                             LIABILITIES & EQUITY

CURRENT LIABILITIES
Accounts payable                                                   139,448                139,448
Accrued liabilities                                                 13,492                  5,794
Sales Tax Payable                                                                           9,054
                                                              ------------           ------------
  Total current liabilities                                        152,940                154,296
                                                              ------------           ------------

LONG-TERM DEBT                                                     348,750                335,650

OTHER LIABILITIES
Other liabilities                                                        0                      0
                                                              ------------           ------------
  Total liabilities                                                501,690                489,946

EQUITY

Common Stock, $0.01 par value, authorized
25,000,000 shares; issued and outstanding
at March 31, 2002, 9,043,044 common shares;
issued and outstanding at December 31, 2001,
9,043,044 shares                                                    90,430                 90,430

Preferred Stock, $0.01 par value, authorized
1,000,000 shares; 380,000 shares issued;
380,000 shares issued at March  31, 2002
and December 31, 2001 respectively                                   2,285                  2,285

Additional paid-in capital                                      12,310,214             12,310,214
Retained Earnings (Deficit accumulated
during development stage)                                      (11,869,008)           (11,866,023)
                                                              ------------           ------------

Total Stockholders' Equity                                         533,921                536,906
                                                              ------------           ------------

TOTAL LIABILITIES AND OWNERS EQUITY                             $1,035,611             $1,026,852
                                                              ============           ============

                                 -UNAUDITED-
                 See accompanying notes to financial statements
                                     4

                             GOLF ENTERTAINMENT, Inc.
                             STATEMENT OF OPERATIONS
                                 FOR PERIOD
                  Periods ending March 31, 2002 and March 31, 2001

                                             Period ending         Period ending
                                             March 31,             March 31,
                                             2002                  2001

REVENUE
Revenues                                     36,243.00                  0.00

    COSTS AND EXPENSES

General and Administrative                   33,258.00             127,203.00
Interest Expense                                                     3,949.00
                                          -----------------     -----------------

     Total Costs and Expenses                33,258.00             131,152.00
                                          -----------------     -----------------
Loss from continuing operations               2,985.00            (131,152.00)
Income/(loss) from discontinued operations        0.00               3,352.00
                                          -----------------     -----------------
Net loss                                      2,985.00            (127,800.00)
                                          -----------------     -----------------
                                          -----------------     -----------------
Basic earnings per share                          0.00                  (0.02)
number of common shares
outstanding - basic and diluted                                  5,293,044.00

                                 -UNAUDITED-
                 See accompanying notes to financial statements
                                     5

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   FOR PERIOD
                           Period ended March 31, 2001
                           Period ended March 31, 2002

                                                      Three months ended
                                                      March 31,         March 31,
                                                      2002              2001
                                                      ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Iincome or (Loss)                                   2,985          (127,800)
  Adjustments to reconcile net income/(loss) to cash
  provided (used) operating activities:
  Change in assets and liabilities due to
  operating  activities:
  (Increase)/ Decrease in prepaid expenses                                  7,155
  (Increase)/Decrease in other assets                       825
  Increase/(Decrease) in accounts payable                 9,054             9,549
  Increase/(Decrease) in accrued liabilities             (7,698)            1,381
                                                      ----------        ----------
 Total adjustments                                        2,181            18,085
                                                      ----------        ----------

Net change in cash from operations                        5,166          (109,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                  1,163
  Sales-type and direct financing lease rentals
received                                                 10,812            64,427
                                                      ----------        ----------
Net change in cash from investing activities             11,975            64,427

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                   0            52,000
Principal payments on long term debt                                       (8,399)
                                                      ----------        ----------
Net change in cash from by financing activities               0            43,601

      Balance at beginning of period                      7,581             1,914
      Net increase (decrease) in cash                    17,141            (1,687)
      Balance at end of period                           24,722               227


                                 -UNAUDITED-
                 See accompanying notes to financial statements

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

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The operating results and cash flows for the three-month period presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net income for the three months ended March 31, 2001 of $2,985. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the company to Continue as a going concern.

Note 2.  Earnings per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the three months ended March 31, 2002 and 2001 were 9,943,044 and 5,293,044, respectively. Vested and unvested options, warrants and
                                       7
convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

Note 3.  Notes Payable and Long-term Debt

Notes payable and long-term debt consist of the following at:

                                                 March 31,          December 31,
                                                   2002                2001
                                                 -------------      ------------
Term note payable to CIFC on Broadcast
Equipment, no payments due until 2003.           291,000            291,000


Term note payable to Francis J Hart               16,900             16,900

Term note payable to Kasati                       60,000             60,000

Term notepayable to Genesis Trust                  -0-               30,000

Term note payable to Scott Printing
Corporation, due in monthly installments
Beginning December 1, 2000 of $1,250
For 4 months, $2,500 for 2 months with
Interest at 0.0%                                   6,250              6,250

                                                 -------------      ------------
                                               $ 374,150          $ 404,150
                                                ==============     =============


Note 4.  Supplemental Disclosures of Noncash Investing and Financing Activities

Not applicable

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, we will refer to Golf Entertainment, Inc., a Delaware corporation, as "Golf," "the Company," "we," "us," and "our." These terms include by reference, all of the current and former subsidiary corporations we have owned either all, or a significant interest in, since becoming a reporting company.

The Corporate Office of Golf Entertainment, Inc., is located at 1008 S. Clayton Street, Springdale, Arkansas 72762 and our telephone number is 479-751-2300. Our facsimile line is 479-751-2273. Shareholders are welcome to visit the facilities during our normal workday, 8:30 a.m. until 5:00 p.m., Monday through Friday.

General

On January 1, 2002, Golf Entertainment, Inc. resumed normal business operations at its offices in Alpharetta, Georgia and Springdale, Arkansas. Corporate headquarters were moved, during the months of January and February from Georgia to Arkansas. Golf Entertainment, Inc. and its subsidiaries Traditions Acquisition Corporation or "TAC"; LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc) (collectively, the "Company" or "Golf") is currently was in the business of television broadcasting. The Company has realigned its principal business focus and is now preparing a private placement in order to finance television station acquisitions and original licensures in the south and southeast United States. The company presently operates one television station in Springdale, Arkansas.

Results of Operations

For the three months ended March 31, 2002, the Company had revenues of $34,292. The Company reported no operations revenues during 2001.

In fiscal 2001, the Company underwent a period of continuous operational losses and experienced a period of business inactivity. The resumption of business, a new focus within the field of entertainment has tended to validate the new business model of the Company and yielded revenues. For the three months ended March 31, 2002, the selling, general and administrative costs of the Company was $28,880 while during the same period in 2001, the same costs were booked at $91,372.

There was no interest expense during the reported period ending March 31, 2002. During the comparable period of 2001, interest expense was $4,126. Management continues to employ a cost control plan and reviews overhead expenses weekly in an effort to avoid incurring an operational deficit. Net income for the period ending March 31, 2002 was

$2,984. During the same period in fiscal 2001, the Company reported a net loss of $91,970.

Liquidity and Capital Resources

The Company has nominal cash on hand and has had no substantial access to cash. Management is endeavoring to establish nominal lines of bank credit. Additionally, the Company intends to conduct a $5 million dollar private placement commencing in the second quarter in order to finance acquisitions and expansion of its programming delivery. If fully subscribed, the private placement and the resulting anticipated revenue stream will be sufficient to fully fund company operations for the foreseeable future.

The Company's Expansion and Future Plans

a.) Private Fundraising

Management has forecast the need for an initial fundraising of $5.0 million dollars. These funds need to be available to the Company by May 15, 2002 in order to achieve project completion by year-end.

The Company will utilize Regulation D, Rule 506, to serve as the vehicle for the first round of fundraising. The planned private placement will result in a combination of equity securities (common stock) of the Company being placed along with convertible debentures. The equity will be an incentive for the investors to participate in the 10% convertible debentures.

b.) Acquisitions of TV Stations

We are preparing to make a final offer on two additional stations, one in Tulsa, the other in Oklahoma City. We are pursuing a purchase as opposed to an original license application in those markets because of their population density and the relative ease of obtaining immediately marketable airtime in those markets. We believe it would be very difficult to successfully prosecute original license applications in those markets on a timely and cost effective basis, versus a purchase of existing properties.

Management believes it is important to acquire these properties in order to create an immediate revenue stream and to refine marketing and sales operations by using the three station combination of Springdale-Tulsa-Oklahoma City as a test regional advertising hub.

c.) FCC Licenses

We have prepared, with the exception of the final engineering data, license applications for the balance of ten stations we will build during the expansion project.

We will file our licensure applications as a minority program provider and ask for expedited application handling. In the event of one or more license application delays or failure, we will immediately seek to purchase or enter into a License Management Agreement (LMA) in the target market. We believe that we can be successful in purchasing LPTV or Translator licenses in target communities, in the event our own original license application is denied or delayed.

Programming conversion to Hispanic language programs can commence in LMA'd or purchased station within 36-hours of our signing an agreement with a current licensee. We anticipate that our new applications and construction projects will take approximately 8-weeks per station.

d.) Modular Construction of New Transmitter Sites

Our approach to constructing a new station is "prefab" and low budget. We will completely pre-assemble the transmitter building and UHF broadcast transmitter system in Springdale, Arkansas. Assembly of a potential site, including dummy load testing of the transmitter will require 4-work days per site. Thereafter, tower construction will require 10 days per site and final installation will require an additional 2-days per site.

To reduce costs and speed construction we will utilize hi-efficiency Bally modular transmitter enclosures. Each unit will be 8-feet wide by 11-feet long. They will leave the Springdale operations center equipped with an Itelco 1000 watt UHF transmitter, tuned to the FCC assigned frequency. In the event of an acquisition, we will replace existing equipment with a new module in order to achieve complete commonality in operating systems, control, maintenance and monitoring systems. Serviceable surplus equipment will be sold for cash and the proceeds used to fund the project.

The UHF transmitter we have selected is low in cost, completely solid state, easily maintained and features long interval "mean time before failures." Our research indicates that technician training and skill levels required to maintain such a transmitter are nominal.

The efficiency of a solid state transmitter, coupled with the ability to monitor all transmitters in a common system for fault, operating problems, etc. from an operations center eliminates co-locating a dedicated technician at each site, thereby markedly reducing operating costs. Purchase of 13 such transmitters in one transaction will further markedly reduce our acquisition costs.

e.) Staffing Issues

We have received resumes from highly qualified and experienced personnel whom we will hire to fill key position. We will operate the system with about a dozen staff, exclusive of our commission-paid sales force. Management does not foresee any particular difficulty in filling any position that is mission critical.

These market areas we will be penetrating will require experienced and seasoned staff to introduce our product and at the same time dispel common stereotypical myths stemming from common ethnic bias. We have sufficient commitments from qualified staff to meet this need within our first four weeks following closing the private placement.

f.) Systems Integration

We will integrate our operations and systems control by building a Network Operations Center (NOC) in Springdale, Arkansas. We will rely on internet-based fiber interconnection between stations to move video data. This allows us to receive raw footage of a commercial from a distant market, edit it at the NOC and return it within the same day via the internet. We are presently negotiating with WorldCom for cost effective fiber access.

We will not rely on conventional satellite linkage between the NOC and stations. Satellite expenses for a conventional network programmer average about $70,000 monthly. Broadband, carrier class internet connectivity will allow us to move NTSC broadcast quality video and CD quality audio directly to the stations for approximately $7,500/month for the system. Additionally, we anticipate we will be able to eventually offer broadband internet subscribers selective home television delivery of our programming as soon as the NOC is completed. Additional market deliveries would be available nationwide via broadband access.

g.) Post_Expansion Operations

We anticipate we will achieve normalized daily operations sometime in the third quarter of 2003. We anticipate, however, repeating the expansion program in a block of 15-stations, in east and upper east coast markets in 2003.

h.) Accounting & Purchasing Issues

We have significantly modified our accounting procedures and internal controls. As we go forward, our operating procedure requires centralized purchasing, and accountability for all capital equipment. Material and equipment acquisition cost reduction is achieved by aggressive purchasing policies. We have thus far achieved operational success by relying on used, rather than new equipment items where possible. The savings achieved thus far reduced our operations resumption costs by as much as 65%. We believe that a "no-frills" approach to initial operations will result in the highest possible potential for success and establishment of the greatest possible value of the Company to shareholders.

i.) Performance Based Compensation

Executive staff, with the exclusion of marketing/sales staff, are compensated at a maximum of $48,000 per annum. Our management team believes that our compensation should be tied to our performance. Our Executive Compensation Committee is developing a new compensation plan, but, by agreement between management and the Company, a salary cap of $94,000 per annum is in effect during any period of time in which we have private investor capital at risk. No current member of management has any stock options and we do not anticipate vesting any such options in the near future.

Compensation for sales staff is driven purely by performance, measured by commissions from each sale. The Executive Staff member responsible for Marketing & Sales will receive 10% of each sale, when it is paid for by the customer. Line level sales staff will receive 20%. We believe the incentive to sell is obvious. Each geographical market area will generally be handled by one full time sales representative.

j.) Theory of Management of Risks Associated with Competition

We believe that by spreading our risk across multiply sited market areas, we will be less vulnerable to competition that we would be if we had invested the same amount of capital in one, large, high-volume market such as Los Angeles, Houston or New York.

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995

Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe-harbors created thereby. The words and phrases "looking ahead", "we are confident", "should be", "will be", "predicted", "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These and other similar forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, the availability and timing of external capital, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and worldwide economic and business conditions. With respect to economic conditions, a recession can cause customers to put off leisure time activities and adversely affect the Company's revenue. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been involved in legal proceedings from time to time arising out of the ordinary course of its prior business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company. other than the matters disclosed immediately below.

a.) Prior State Sales and Franchise Tax Claim Issues

In March, 2002, the Company was notified by a former Company director and officer, Michael F. Daniels, that he had been made the subject of a Court Judgment from the state of New Jersey. Upon investigation the Company learned that their individual judgments were tied to a judgment rendered against the LEC Leasing, Inc., a division of the Company. The case, styled State of New Jersey, Department of the Treasury, Division of Taxation, is docketed in the state's court system as case 35,953-01, 02 and 03. Mr. Daniels was listed as judgment debtor by New Jersey on the general theory that he had been an officer of LEC Leasing, Inc., and as such, had personal liability. The amount of the judgment is $185,184.45 with accruing interest. Upon investigation, the Company learned that this judgment consists, primarily, of estimated tax returns for periods in 1999 which were prepared and filed in the name of LEC Leasing by New Jersey tax officials. The Company, in its most recently filed Annual Report reported that it is the sole shareholder of the common stock of LEC Leasing, Inc., and operated the entity as its subsidiary during periods in which the Company did business in New Jersey as a leasing service. The Company does not believe it owes the state of New Jersey any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position and the position of its former employee.

As the Company undertook to investigate the circumstances surrounding the New Jersey judgment, it learned it also has a state tax lien of record in the Commonwealth of Kentucky, dated December 12, 2001, again for periods in 1999. Like New Jersey, Kentucky estimated taxes then prepared and filed estimated returns in the name of LEC Leasing, Inc. The estimated claim of Kentucky is approximately $6,000, in case number 000321065. The Company does not believe it owes the Commonwealth of Kentucky any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position. The Company believes that this matter will be resolved in the Company's favor before the end of the second quarter.

The Oklahoma Tax Commission has likewise filed Tax Warrants totaling $14,442.75 for periods in 1998 through March, 2000. As in the case of New Jersey and Kentucky, the State of Oklahoma has created estimates of taxes, prepared and then filed returns in the name of LEC Leasing and then proceeded to execute on such claims. In Oklahoma, the matter is docketed as Z413795279. The Company does not believe it owes the state of Oklahoma any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position. The Company believes that this matter will be resolved in the Company's favor before the end of the second quarter.

In each of the tax cases there is a common element: the taxing authority claiming that it had not received reports; that the Company had believes it previously filed the required reports or closure letters and that there was or is a rational basis for the Company or its subsidiary to owe taxes. The Company believes that these previously unreported liabilities do not constitute valid obligations of the Company, but, has included them in its financial statements pending resolution.

These events were immediately reported to the Company's auditors for the affected period. Upon examination of the events the auditors were asked to either affirm their audits, qualify their audits or disavow their audits for FY 1999 and FY 2000. The auditors during that period, Goldman Golub Kessler, responded that it was their belief that these events were not material and that there was no need to restate the financial statements for the reported periods. The Company believes these events occurred as the result of its departure from the leasing business in December, 1999. When the Company sold its lease portfolios it sent notices and letters to approximately one-hundred state and local taxing authorities, advising them that the Company, and its various divisions, had sold its lease portfolios on December 31, 1999 to Somerset Capital Ltd. New Jersey, Oklahoma and Kentucky were mailed such notices. Prior to the sale, Somerset had functioned as a management agent for the Company, managing these portfolios. Accordingly, it is the position of the Company that these liabilities, while substantial in their dollar amount, are not predicated upon any lawful taxes owed or actual liability of the Company and have occurred as the result of no fault or liability of the Company. The Company has not previously reported these matters because a.) it had no knowledge of them until March 2002, and, b.) had a reasonable basis to believe it had closed all such tax accounts in a timely and responsible fashion. The Company believes that these matters will be settled on terms favorable to the Company, and, as noted above, the Company does not believe it owes the claimant states any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position. The Company has implemented internal audit and management controls which it believes are reasonably calculated and designed to reduce similar risks in the future.

The New Jersey judgment remains as a source of concern to the Company in that it could be made the subject of an execution proceeding whereby the entire assets of the Company are at risk. In the event of such a circumstance, the Company would remove such litigation to a federal court and seek injunctive relief while the underlying issue of liability is determined. Accordingly, in terms of risk management, the Company believes it is taking all reasonable measures to defend its position and protect its assets.

The Company anticipates final settlement of all these issues before the close of the second quarter, 2002.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to shareholders during the report period. The Company, however, anticipates holding a shareholder meeting during fiscal 2002.


Item 5.  Other Information

The Company has been notified by the National Association of Securities Dealers that it is considered to be an issuer which would be affected by the phasing out of the NASD "OTCBB" trading system in fiscal 2003 in lieu of a new listing service, the "BBX," or, Bulletin Board Exchange. The Company has reviewed the criteria for listing on this new NASD system and believes that currently meets the criteria for independent directors, shareholder communication, independent audit committee, etc. The Company intends to apply for BBX listing when the NASD commences accepting applications. The Company will incur additional annual expenses, however, as a result of listing fees.

The Company anticipates it will file amended articles of its incorporation in May or June, 2002, changing its name.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

On April 15, 2002, the Company filed a Form 8-K noting a change in its accounting firm.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GOLF ENTERTAINMENT, INC.
                                    (Registrant)


Date: May 17, 2002                   /s/ Dr. Tim Brooker
                                    ------------------------------------
                                    Dr. Tim Brooker
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 17, 2002                  /s/ Jim Bolt
                                    ------------------------------------
                                    Jim Bolt
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)