Form 10-Q/A
period 2002-03-31
GOLF ENTERTAINMENT INC
filed 2002-05-21
CIK 849354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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

                                 Yes [X]  No  [ ]

     There were 7,360,398 shares of Common Stock ($0.01 par value)
                       outstanding as of March 31, 2002

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
                                                     ==========          ==========

                                 -UNAUDITED-
                 See accompanying notes to financial statements

                           GOLF ENTERTAINMENT, INC.
                                BALANCE SHEETS
                                   AS AT
                    December 31, 2001 and March 31, 2002

                             LIABILITIES & EQUITY

CURRENT LIABILITIES
Accounts payable                                                   139,448                139,448
Accrued liabilities                                                 13,492                  5,794
Sales Tax Payable                                                                           9,054
                                                              ------------           ------------
  Total current liabilities                                        152,940                154,296

LONG-TERM DEBT                                                  348,750            335,650

OTHER LIABILITIES
Other liabilities                                                        0                      0
                                                              ------------           ------------
  Total liabilities                                             446,690            489,946

EQUITY

Common Stock, $0.01 par value, authorized
25,000,000 shares; issued and outstanding
at March 31, 2002, 7,360,398 common shares;
issued and outstanding at December 31, 2001,
6,610,398 shares                                                    90,430                 90,430

Common Stock, $0.01 par value, payment
received but unissued, 3,750,000 shares
issued and outstanding at March 31, 2002,
7,360,398 common shares; issued and
outstanding at December 31, 2001,
6,610,398 shares                                                    37,500                 37,500

Preferred Stock, $0.01 par value, authorized
1,000,000 shares; 380,000 shares issued;
380,000 shares issued at March  31, 2002
and December 31, 2001 respectively                                   2,285                  2,285

Additional paid-in capital                                   12,352,040             12,317,428
Retained Earnings (Deficit accumulated
during development stage)                                      (11,869,008)           (11,866,023)
                                                              ------------           ------------

Total Stockholders' Equity                                      588,921                564,794
                                                              ------------           ------------

TOTAL LIABILITIES AND OWNERS EQUITY                             $1,035,611          $1,054,740
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

The Company issued 750,000 shares of its common stock for cancellation of $30,000 in debt.

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