Form 10-Q
period 2002-06-30
GOLF ENTERTAINMENT INC
filed 2002-08-20
CIK 849354

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-18303

                            GOLF ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    11-2990598
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

1008 S. Clayton St.
Springdale, Arkansas                                       72763
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including areas code     (479)751-2300

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No  [ ]

There were 22,360,398 shares of Common Stock ($0.01 par value) outstanding as of June 30, 2002

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                     For the Quarter ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheet (unaudited)............................  3- 4
          Statements of Operations (unaudited).................     5
          Statements of Cash Flows (unaudited).................     6
          Notes to Financial Statements........................  7- 8

Item 2.  Item 2.  Management's Discussion And Analysis
                  Of Financial Condition And Results Of
                  Operations...................................  8-13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................... 13-16

Item 2.   Changes in Securities......... ......................    16

Item 3.   Defaults upon Senior Securities......................    16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................    17

Item 5.   Other Information.....................................   17

Item 6.   Exhibits and Reports on Form 8-K......................   17

Signatures......................................................   18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     Golf Entertainment, Inc.
                   (A Development Stage Company)
                           BALANCE SHEET
                              AS AT
               June 30, 2002 and December 31, 2001

                                      June 30, 2002      December 31, 2001

     ASSETS

CURRENT ASSETS
Cash                                      9,250.00                7,581.00
                                       -----------               ---------
Total Current Assets                      9,250.00                7,581.00


FIXED ASSETS
Broadcast Operations
Equipment(net of
depreciation)                           976,628.00            1,028,030.00
Leasehold Improvements                    1,051.00                    0.00
Office Equipment                            441.00
                                       -----------           -------------
TOTAL FIXED  ASSETS                     978,120.00            1,028,030.00


OTHER ASSETS

Deposits                                    900.00
                                       -----------           -------------
TOTAL OTHER ASSETS                         $900.00                   $0.00

TOTAL ASSETS                           $988,270.00           $1,035,611.00
                                       -----------           -------------
                                       -----------           -------------

                                          -UNAUDITED-
                     See accompanying notes to Financial Statements

                        Golf Entertainment, Inc.
                      (A Development Stage Company)
                            BALANCE SHEET
                               AS AT
                 June 30, 2002 and December 31, 2001

LIABILITIES & EQUITY

                                        June 30, 2002      December 31, 2001

     CURRENT LIABILITIES
Accounts Payable                          $139,448.00            $139,448.00
Accrued Liabilities                          5,794.00              13,492.00
                                          -----------          -------------
Total Current Liabilities                  145,242.00             152,940.00

     LONG TERM LIABILITIES
Long term notes payable                    297,250.00             293,750.00
                                          -----------          -------------
Total Long Term Liabilities                297,250.00             293,750.00
                                          -----------          -------------
Total Liabilities                          442,492.00             446,690.00


     EQUITY

Common Stock, $0.01 par value,
authorized 25,000,000 shares; issued
and outstanding at December 31, 2001,
6,610,398 common shares; issued and
outstanding at June 30, 2002,
22,360,398 shares                          216,104.00              66,104.00
Common Stock, $0.01 par value,
payment received but unissued
3,750,000 shares.                                0.00              37,500.00

Preferred Stock, $0.001 par value,
authorized 100,000,000 shares; issued
at March 31, 2002  and June 30, 2002
0 shares                                     2,285.00               2,285.00
Additional Paid in Capital              12,352,040.00          12,352,040.00

Retained Earnings (Deficit
accumulated during development
stage)                                 (12,024,651.00)        (11,869,008.00)
                                          -----------          -------------
Total Stockholders' Equity                 545,778.00             588,921.00
                                          -----------          -------------
     TOTAL LIABILITIES & OWNER'S
     EQUITY                               $988,270.00          $1,035,611.00
                                          -----------          -------------
                                          -----------          -------------
                                              -UNAUDITED-
                          See accompanying notes to Financial Statements

                             Golf Entertainment, Inc.
                          (A Development Stage Company)
                               STATEMENT OF OPERATIONS
                               FOR THE QUARTERS ENDED
                       ending June 30, 2002 and June 30, 2001


     REVENUE


                                        June 30, 2002       June 30, 2001
Advertising Income                          52,767.00                0.00
Production Income                           60,000.00
                                          -----------       -------------
     TOTAL REVENUES                        112,767.00                0.00


     COSTS AND EXPENSES

General and Administrative                  41,161.00           35,734.00
Legal & Professional Expenses               10,530.00                0.00
Depreciation Expense                        25,701.00                0.00
Interest Expense                             4,179.00
                                          -----------       -------------
Total Costs and Expenses                    77,392.00           39,913.00

Net Income or (Loss) on
Continuing Operations                       35,375.00          (39,913.00)


Net Gain or (Loss on
discontinued Operations                          0.00           (1,967.00)

Extraordinary gain                               0.00           44,750.00
                                          -----------       -------------
                                            35,375.00            2,870.00
                                          -----------       -------------
                                          -----------       -------------

Basic earnings per share
number of common
shares outstanding                         22,360,398           5,293,044

    Net Income Per Share                        0.002               0.001
                                              -UNAUDITED-
                              See accompanying notes to Financial Statements

                           Golf Entertainment, Inc.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                   FOR PERIOD
                             FOR THE QUARTERS ENDED
                      ending June 30, 2002 and June 30, 2001


CASH FLOWS FROM OPERATING ACTIVITIES           June 30, 2002    June 30, 2001
Net  Income or (Loss)                              35,375.00         2,870.00
Adjustments to Reconcile Net Loss to Net
Cash used in Operating Activities

(Increase) Decrease in Other Assets                     0.00             0.00
Increase/(Decrease) in accounts payable                 0.00        (3,447.00)
Depreciation Expense                               25,701.00             0.00

Net change in cash from operations                 61,076.00          (577.00)
                                                 -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net change in cash from investment
Activities                                              0.00             0.00
                                                 -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

Cancellation of debt                              (76,548.00)            0.00
                                                 -----------    -------------
Net cash provided by financing
Activities                                        (76,548.00)            0.00


     Balance at beginning of period                24,722.00         1,712.00
     Net increase (decrease)  in cash             (15,472.00)         (577.00)
     Balance at end of period                       9,250.00         1,135.00

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

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the three months ended June 30, 2002 and 2001. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The operating results and cash flows for the three-month period presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net income for the three months ended June 30, 2002 $35,375. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the company to Continue as a going concern.

Note 2.  Earnings per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the three months ended June 30, 2002 and 2001 were 22,360,398 and 5,293,044, respectively. (Of the 22,360,398 shares, 10,000,000 shares are subject to a recapitalization agreement and are temporarily classed as "non-voting" shares). Vested and unvested options, warrants and convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

                       GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Notes Payable and Long-term Debt

Notes payable and long-term debt consist of the following at:

                                            June 30, 2002   December 31, 2001
Term note payable to CIFC on Broadcast
Equipment,                                  291,000            291,000

Term note payable to Francis J Hart              -0-            16,900

Term note payable to Kasati                      -0-            60,000

Term note payable to Genesis Trust               -0-            30,000

Term note payable to Scott Printing
Corporation, due in monthly installments
Beginning December 1, 2000 of $1,250
For 4 months, $2,500 for 2 months with
Interest at 0.0%                              6,250              6,250

                                            -------            -------
                                          $ 297,250          $ 404,150
                                            -------            -------
                                            -------            -------

Note 4.  Supplemental Disclosures of Non-cash Investing and Financing
Activities

During the second quarter, we agreed to a production contract wherein part of the payment to be received by the Company is 750,000 shares of our own previously issued common stock. This stock is to be tendered to the Company upon completion of the production project, likely in the fourth quarter of this year. Upon receipt, the stock will be tendered to our transfer agent where it will be held as treasury stock.

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

The Corporate Office of Golf Entertainment, Inc., is located at 1008 S. Clayton Street, Springdale, Arkansas 72762 and our telephone number is 479-751-2300. Our facsimile line is 479-751-2273. Our office hours are, 9:00 a.m. until 4:30 p.m., Monday through Friday, excepting national holidays.

General

On January 1, 2002, Golf Entertainment, Inc. resumed normal business operations at its offices in Alpharetta, Georgia and Springdale, Arkansas. Corporate headquarters were moved, during the months of January and February from Georgia to Arkansas. Golf Entertainment, Inc. and its subsidiaries Traditions Acquisition Corporation or "TAC"; LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc) (collectively, the "Company" or "Golf") is currently was in the business of television broadcasting. We are in the process of re-entering the equipment leasing market with a planned emphasis on broadcast television transmitter, production and peripheral equipment. Additionally, the Company is in the process of reactivating its former divisions with an eye to using them as vehicles for acquisitions. The Company has realigned its principal business focus and is now pursuing a private placement in order to finance television station acquisitions and original FCC licensures in the south and southeast United States. The company presently operates one television station in Springdale, Arkansas.

Results of Operations

For the three months ended June 30, 2002, the Company had revenues of $35,375. The Company reported no operations revenues during 2001.

In fiscal 2001, the Company underwent a period of continuous operational losses and experienced a period of business inactivity. The resumption of business, a new focus within the field of entertainment has tended to validate the new business model of the Company and yielded revenues. For the three months ended June 30, 2002, the selling, general and administrative costs of the Company was $41,161 while during the same period in 2001, the same costs were booked at $91,372.

There was no interest expense during the reported period ending June 30, 2002. During the comparable period of 2001, interest expense was $4,126. Management continues to employ a cost control plan and reviews overhead expenses weekly in an effort to avoid incurring an operational deficit. Net income for the period ending June 30, 2002 was $2,984. During the same period in fiscal 2001, the Company reported a net income of $35,375.

Liquidity and Capital Resources

The Company has nominal cash on hand and has had no substantial access to cash. Management is endeavoring to establish nominal lines of bank credit. Additionally, the Company is now conducting a $5 million dollar private placement in order to finance acquisitions and expansion of its programming delivery. If fully subscribed, the private placement and the resulting anticipated revenue stream will be sufficient to fully fund company operations for the foreseeable future.

The Company's Business, Expansion and Future Plans


a.) Private Fundraising

Management has forecast the need for an initial fundraising of $5.0 million dollars.

The Company is utilizing Regulation D, Rule 506, to serve as the vehicle for the first round of fundraising. The private placement will result in a combination of equity securities (common stock) of the Company being placed along with a warrant. The net equivalent price per share offered is $0.55/share, with all proceeds being segregated into a separate project account, to be expended solely in accordance with the schedule described in the private placement memorandum.

Additionally, the Company contemplates a $10 million dollar private placement offering in order to finance an internal "warehouse line" of credit to facilitate its re-entry into the leasing business.

b.) Acquisitions of TV Stations

During the second quarter, the Company abandoned its plans to attempt to acquire two low-power TV stations in Oklahoma. Instead, the Company will now revisit its original plans to file for an original license application in those markets. We believe it would be difficult and time consuming to successfully prosecute original license applications in those markets on a timely and cost effective basis, versus a purchase of existing properties. Nevertheless, while the company investigates further acquisitions in those markets, it will also commence license application preparations.

Management believes it is important to establish a presence in these markets in order to establish a regional presence and to refine marketing and sales operations by using the three station combination of Springdale-Tulsa-Oklahoma City as a test regional advertising hub.

c.) FCC Licenses

We have prepared, with the exception of the final engineering data, license applications for twelve stations we will build during the expansion project

We will file our licensure applications as a minority program provider and ask for expedited application handling. In the event of one or more license application delays or failure, we will immediately seek to purchase or enter into a License Management Agreement (LMA) in the target market. We believe that we can be successful in purchasing LPTV or Translator licenses in target communities, in the event our own original license application is denied or delayed.

Programming conversion to Hispanic language programs can commence in LMA'd or purchased station within 36-hours of our signing an agreement with a current licensee. We anticipate that our new applications and construction projects will take approximately 8-weeks per station, once filed with the Federal Communications Commission. Processing periods can, however, be affected by many factors beyond the control of the Company.

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

We will not rely on conventional satellite linkage between the NOC and stations. Satellite expenses for a conventional network programmer average about $70,000 monthly. Broadband, carrier class internet connectivity will allow us to move NTSC broadcast quality video and CD quality audio directly to the stations for approximately $7,500/month for the system. Additionally, we anticipate we will be able to eventually offer broadband internet subscribers selective home television delivery of our programming as soon as the NOC is completed. Additional market deliveries would be available nationwide via broadband access. We have discussed in this report, the potential risks associated with this element of our business plan, vis-a-vis the current economic turmoil associated with potential providers such as WorldCom, Qwest, Williams, etc. This is discussed below in "Emerging Risk Factors."

g.) Post Expansion Operations

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

i.) Performance Based Compensation

Executive staff, with the exclusion of marketing/sales staff, are compensated at a maximum of $48,000 per annum. Our management team believes that our compensation should be tied to our performance. Our Executive Compensation Committee is developing a new compensation plan, but, by agreement between management and the Company, a salary/bonus cap of $94,000 per annum is in effect during any period of time in which we have private investor capital at risk. No current member of management has any stock options and we do not anticipate vesting any such options in the near future.

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

k.) Emerging Risk Factors

During the reported period, WorldCom, which we had selected as a prime vendor for fiber optic communications filed for reorganization in bankruptcy. We cannot determine what effect, if any, this will have on our expansion. Generally, companies like WorldCom are in financial difficulty. The glut of fiber optic bandwidth had led to aggressive pricing competition among fiber carriers. In the event that a monopoly emerged in fiber capacity, or, all current providers cease operations, or, engage in marked price increases, the company's income projections could be adversely affected as the result of higher costs associated with signal delivery.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been involved in legal proceedings from time to time arising out of the ordinary course of its prior business. There are no such currently pending proceedings, which are expected to have a material adverse effect on the Company, other than the matters disclosed immediately below.

a.) Prior State Sales and Franchise Tax Claim Issues

In March, 2002, the Company was notified by a former Company director and officer, Michael F. Daniels, that he had been made the subject of a Court Judgment from the state of New Jersey. Upon investigation the Company learned that their individual judgments were tied to a judgment rendered against the LEC Leasing, Inc., a division of the Company. The case, styled State of New Jersey, Department of the Treasury, Division of Taxation, is docketed in the state's court system as case 35,953-01, 02 and 03. Mr. Daniels was listed as judgment debtor by New Jersey on the general theory that he had been an officer of LEC Leasing, Inc., and as such, had personal liability. The amount of the judgment is $185,184.45 with accruing interest. Upon investigation, the Company learned that this judgment consists, primarily, of estimated tax returns for periods in 1999 which were prepared and filed in the name of LEC Leasing by New Jersey tax officials. The Company, in its most recently filed Annual Report reported that it is the sole shareholder of the common stock of LEC Leasing, Inc., and operated the entity as its subsidiary during periods in which the Company did business in New Jersey as a leasing service. The

Company does not believe it owes the state of New Jersey any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position and the position of its former employee. As of this filing, New Jersey has failed to reply to any communication from the Company regarding these matters. Presently, the Company rejects the validity of the claim.

As the Company undertook to investigate the circumstances surrounding the New Jersey judgment, it learned it also has a state tax lien of record in the Commonwealth of Kentucky, dated December 12, 2001, again for periods in 1999. Like New Jersey, Kentucky estimated taxes then prepared and filed estimated returns in the name of LEC Leasing, Inc. The estimated claim of Kentucky is approximately $6,000, in case number 000321065. The Company does not believe it owes the Commonwealth of Kentucky any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position. The Company believes that this matter has been resolved in the Company's favor. In the event that the Company receives additional claims from this taxing authority, they will be discussed in future reports. Presently, the Company rejects the validity of the claim.


The Oklahoma Tax Commission has likewise filed Tax Warrants totaling $14,442.75 for periods in 1998 through March, 2000. As in the case of New Jersey and Kentucky, the State of Oklahoma has created estimates of taxes, prepared and then filed returns in the name of LEC Leasing and then proceeded to execute on such claims. In Oklahoma, the matter is docketed as Z413795279. The Company does not believe it owes the state of Oklahoma any past taxes; believes that all such required reports were filed in a timely fashion and intends to vigorously defend its position. The Company believes that this matter has been resolved in the Company's favor. In the event that the Company receives additional claims from this taxing authority, they will be discussed in future reports. Presently, the Company rejects the validity of the claim.

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

The New Jersey judgment was a source of concern to the Company in that when we reported our previous quarter, we thought it could be made the subject of an execution proceeding whereby the entire assets of the Company were at risk. In exploring these issues, we notified each such state that we rejected entirely their assertion of claim, and we asked each claimant state to provide us with any evidence of tax owed. As of the filing of this report, no state agency referenced above has replied to any of our correspondence.

In summary, we believe that the events related to the creation of the claims are the result of the subject states noted above having failed to take timely notice of our correspondence to them in 1999 and 2000 that the lease portfolios had been sold; that we were ceasing operations in the leasing sector; that the leases had been sold to an unrelated party. The vast majority of taxing entities we had dealt with for years properly closed our tax files. Several states, however, failed to act upon our notice and continued to arbitrarily file returns in our name, without our knowledge or consent, thereby creating the appearance of taxes owed when none in fact were or are.

b.) Litigation & Integrally Related Settlements

Beginning in March, 2002, we entered into discussions with The Genesis Trust regarding the adequacy of prior reporting when we learned that the Company might have failed to report significant liabilities. We contacted our auditors and furnished them with all information we could locate regarding the sales tax issues; they felt no need to restate any prior financial information, given the totality of the circumstances.

In late April, 2002, the Company learned that the State of Delaware was claiming approximately $400,000 in unpaid franchise taxes. We prepared and filed adequate franchise tax returns and annual reports for the periods required, and obtained relief from the Delaware claim. The final fees actually owed totaled less than $250.

During this same period we were in active negotiations with our former CEO, Ron Farrell, regarding certain claims he had against the Company; claims the Company had against him and claims he had against The Genesis Trust.

The Genesis Trust notified us in April, 2002, that it believed the premises and disclosures upon which it had entered into the December 31, 2001 stock purchase agreement previously filed by the Company on Form 8-K were inadequate and that the Company should rescind the transaction. After discussion, it was agreed that rescission was not a practical solution. On May 6, 2002, the Trust filed suit in the United States District Court for the Western District of Arkansas. The gist of the claims embodied in the litigation were that past management had failed to recognize and report potential tax liabilities totaling several hundred thousands of dollars. The Company, while rejecting the premise that any fraud had occurred on its part, agreed with the Genesis Trust that it would be in the best interests of all parties to obtain a judicial determination of the potential liability of the Company as regards the potential liability situation surrounding the tax claims discussed abovE

Upon filing suit, the Company and the Plaintiff Genesis reached an agreement whereby the Trust abandoned its claim to receive 3.75 million shares of stock under the December 31, 2001 stock purchase agreement. In a non-public codicil agreement, the Plaintiff Genesis also agreed to defray the cost of settlement with our former Chief Executive Officer, Ron Farrell, and to cooperate with the Company in private omnibus negotiations to reach a settlement with Mr. Farrell, and, an entity he had sold a debenture interest to, Kolpin International.

The Company, and the Plaintiff Genesis had been conducting various negotiations by and between it, Farrell, Genesis and Kolpin. Each of the parties had competing interests. The Company viewed the entire process as part of a global settlement and when the final party reach agreement with all other parties on July 15, 2002, we reported the entire omnibus or global settlement on a Form 8-K filing of July 16, 2002, which filing is incorporated by reference in this report as if fully set out. In that report we reported a "change of control" of the registrant from Mr. Farrell and/or shares that he had controlled to The Genesis Trust.

The Company filed suit in June, 2002, in the United States District Court for the Western District of Arkansas at Fayetteville, case 02-5133 against several parties alleging violation of the Racketeer Influenced and Corrupt Organizations Act. The suit was amended on August 15, 2002, naming as defendants Carla Sue Hohenhouse, Scott H. Wilding, Mahmood Shahsavar, Leonard Mauck, Robert Kirk and several John Doe defendants. The amended complaint alleges that the defendants have committed acts of extortion and wire fraud in conjunction with a fraudulent scheme to injure the Company economically, and to facilitate "shorting" and manipulation of the market for the Company's stock. The Company continues to cooperate with state and federal law enforcement agencies to whom complaints have been made. The Company has also filed a complaint with the Office of the Inspector General of the United States Securities and Exchange Commission, Washington, D.C., following claims by defendant Kirk that he had received confidential information about the Company from what he has described in a public writing as a contact or source within the SEC. Kirk and the other defendants are sued for allegedly corrupting public officials and utilizing information derived from those corrupt sources which they have characterized as material, non-public information about the Company, in violation of Title 17, Code of Federal Regulations, Section 240.10b-5, as well a violations of the Hobbs act and the federal wire fraud statutes.


Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

On May 6, 2002, a special meeting of shareholders was called in order to facilitate the ongoing nature of an omnibus settlement agreement described above. In this meeting, in which 70% of the issued and outstanding shares were represented and voted, the Board of Directors was authorized to, at any time prior to the next annual meeting: change the name of the corporation from Golf Entertainment, Inc., to Sienna Broadcasting Corporation, or Sienna Corporation, at the discretion of the Board; to increase the authorized number of common shares from 25,000,000 to an amount up to and including 100,000,000, at the discretion of the Board of Directors, provided that no action could be taken to increase the number of authorized shares prior to the achievement of a final omnibus of global settlement by and between the affected parties; to enter into an immediate agreement with The Genesis Trust whereby the Shareholders would and did ratify an offer of Genesis Trust to waive all voting rights on certain voting common shares of the Company it might own, acquire or otherwise have voting control over, all as set forth in detail in the Form 8-K. Mr. Farrell was thereby immediately reinvested with control of the Company, despite the agreement reached with Genesis, pending a final resolution of the claims by and between Genesis, Farrell, Kolpin and the Company.


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

The Company anticipates filing amended articles of incorporation, amending its name and authorized number of shares, during the third or fourth quarter of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

On July 15, 2002, the Company filed a Form 8-K noting a change of control and the results of an omnibus settlement agreement, which included related and incorporated litigation.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GOLF ENTERTAINMENT, INC.
                                    (Registrant)


Date: August 15, 2002                   /s/ Dr. Tim Brooker
                                    ------------------------------------
                                    Dr. Tim Brooker
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 15, 2002                  /s/ Jim Bolt
                                    ------------------------------------
                                    Jim Bolt, COO
                                    And as Acting Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)