Form 10-Q
period 2002-09-30
GOLF ENTERTAINMENT INC
filed 2002-11-22
CIK 849354

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-18303

                            GOLF ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    11-2990598
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

100 East Emma Street
Springdale, Arkansas                                       72764
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including areas code     (479)751-2300

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No  [ ]

There were 22,360,398 shares of Common Stock ($0.01 par value) outstanding as of September 30, 2002

                    GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                     For the Quarter ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheet (unaudited)............................  3- 4
          Statements of Operations (unaudited).................  5
          Statements of Cash Flows (unaudited).................  6
          Notes to Financial Statements........................  7- 8

Item 2.  Management's Discussion And Analysis
           Of Financial Condition And Results Of
           Operations..........................................  8-14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14-18

Item 2.   Changes in Securities......... ......................  18

Item 3.   Defaults upon Senior Securities......................  18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  18

Item 5.   Other Information..................................... 18

Item 6.   Exhibits and Reports on Form 8-K...................... 19

Signatures...................................................... 19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     Golf Entertainment, Inc.
                   (A Development Stage Company)
                           BALANCE SHEET
                              AS AT
               September 30, 2002 and December 31, 2001

                                      September 30,         December 31,
                                      2002                  2001
     ASSETS

CURRENT ASSETS
Cash                                      3,381.00                7,581.00
Accounts Receivable                      24,000.00                    0.00
                                       -----------               ---------
Total Current Assets                     27,381.00                7,581.00


FIXED ASSETS
Broadcast Operations
Equipment(net of
depreciation)                           596,628.00            1,028,030.00
Leasehold Improvements                    1,051.00                    0.00
Office Equipment                            441.00                    0.00
                                       -----------           -------------
TOTAL FIXED  ASSETS                     598,120.00            1,028,030.00


OTHER ASSETS

Deposits                                    900.00                    0.00
                                       -----------           -------------
TOTAL OTHER ASSETS                         $900.00                   $0.00

TOTAL ASSETS                           $626,401.00           $1,035,611.00
                                       -----------           -------------
                                       -----------           -------------

                                          -UNAUDITED-
                     See accompanying notes to Financial Statements

                        Golf Entertainment, Inc.
                      (A Development Stage Company)
                            BALANCE SHEET
                               AS AT
                 September 30, 2002 and December 31, 2001

LIABILITIES & EQUITY

                                        September 30,         December 31,
                                        2002                  2001

     CURRENT LIABILITIES
Accounts Payable                          $139,448.00            $139,448.00
Accrued Liabilities                              0.00              13,492.00
                                          -----------          -------------
Total Current Liabilities                  139,448.00             152,940.00

     LONG TERM LIABILITIES
Long term notes payable                      6,250.00             293,750.00
                                          -----------          -------------
Total Long Term Liabilities                  6,250.00             293,750.00
                                          -----------          -------------
Total Liabilities                          145,698.00             446,690.00


     EQUITY

Common Stock, $0.01 par value,
authorized 100,000,000 shares; issued
and outstanding at December 31, 2001,
6,610,398 common shares; issued and
outstanding at Sept. 30, 2002,
22,360,398 shares                          216,104.00              66,104.00
Common Stock, $0.01 par value,
payment received but unissued
3,750,000 shares.                                0.00              37,500.00

Preferred Stock, $0.001 par value,
authorized 100,000,000 shares; issued
at March 31, 2002  and Sept. 30, 2002
0 shares                                     2,285.00               2,285.00
Additional Paid in Capital              12,284,515.00          12,352,040.00

Retained Earnings (Deficit
accumulated during development
stage)                                 (12,022,201.00)        (11,869,008.00)
                                        -------------          -------------
Total Stockholders' Equity                 480,703.00             588,921.00
                                        -------------          -------------
     TOTAL LIABILITIES & OWNER'S
     EQUITY                               $626,401.00          $1,035,611.00
                                        -------------          -------------
                                        -------------          -------------

                                              -UNAUDITED-
                          See accompanying notes to Financial Statements

                             Golf Entertainment, Inc.
                          (A Development Stage Company)
                               STATEMENT OF OPERATIONS
                               FOR THE QUARTERS ENDED
                         September 30, 2002 and September 30, 2001


     REVENUE


                                        September 30,       September 30,
                                        2002                2001
Advertising Income                          28,958.00                0.00
                                          -----------       -------------
     TOTAL REVENUES                         28,958.00                0.00


     COSTS AND EXPENSES

General and Administrative                  10,807.00            1,139.00
Depreciation Expense                        15,701.00                0.00
Interest Expense                                 0.00            3,891.00
                                          -----------       -------------
Total Costs and Expenses                    26,508.00            5,030.00

Net Income or (Loss) on
Continuing Operations                        2,450.00           (5,030.00)

Net Gain or (Loss on
discontinued Operations                          0.00            1,245.00

Extraordinary gain                               0.00           11,751.00
                                          -----------       -------------
Net Loss                                     2,450.00            7,966.00
                                          -----------       -------------
                                          -----------       -------------

Basic earnings per share                         0.00                0.00
number of common
shares outstanding                         22,360,398           5,293,044

    Net Income Per Share

                                              -UNAUDITED-
                              See accompanying notes to Financial Statements

                           Golf Entertainment, Inc.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                   FOR PERIOD
                             FOR THE QUARTERS ENDED
                       September 30, 2002 and September 30, 2001

                                               September 30,    September 30,
CASH FLOWS FROM OPERATING ACTIVITIES           2002             2001
Net  Income or (Loss)
Adjustments to Reconcile Net Loss to Net            2,450.00      (116,964.00)
(Increase) Decrease in accounts receivable        (24,000.00)       25,352.00
Increase/(Decrease) in accounts payable                 0.00       (16,659.00)
Increase/(Decrease) in accrued liabilities         (5,794.00)      (19,215.00)
Increase/(Decrease) in liabilities
  disposed of in forgivenessof debt                 9,974.00       (56,501.00)
Depreciation Expense                               15,701.00
                                                 -----------    -------------
Net change in cash from operations                 (4,119.00)      (67,023.00
                                                 -----------    -------------
Net change in cash from operations                 (1,669.00)     (183,987.00)


CASH FLOWS FROM INVESTING ACTIVITIES
Sales-type and direct financing lease
 rentals received                                       0.00       121,768.00

Net change in cash from investment                      0.00       121,768.00
Activities
                                                 -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable                             0.00        91,739.00
Principal payments on long term debt                    0.00       (30,143.00)
                                                 -----------    -------------
Net cash provided by financing
Activities                                              0.00        61,596.00


     Balance at beginning of period                 9,250.00         1,914.00
     Net increase (decrease)  in cash              (1,669.00)         (623.00)
     Balance at end of period                       7,581.00         1,291.00

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

All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior periods' amounts to conform to current period presentation. The information furnished reflects all adjustments, which are, in the opinion of the Company, necessary to present fairly its financial position, the results of its operations and its cash flows for the three months ended Sept. 30, 2002 and 2001. It is suggested that this report be read in conjunction with the Company's audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The operating results and cash flows for the three-month period presented are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial reporting period and the reported amount of revenue and expenses. Actual results could differ from those estimates.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred net income for the three months ended September 30, 2002, $14,013. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional financing and the attainment of an adequate level of profitable operations. Management believes that the action it is taking will provide the opportunity for the company to Continue as a going concern.

Note 2.  Earnings per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each period presented. Weighted average basic and diluted common shares outstanding for the three months ended Sept. 30, 2002 and 2001 were 22,360,398 and 5,293,044, respectively. (Of the 22,360,398 shares, 10,000,000 shares are subject to a recapitalization agreement and are temporarily classed as "non-voting" shares). Vested and unvested options, warrants and convertible preferred stock were not included in the computation of dilutive EPS because the effect of doing so would be antidilutive.

                       GOLF ENTERTAINMENT, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Notes Payable and Long-term Debt

Notes payable and long-term debt consist of the following at:

                                            September 30,   December 31,
                                            2002            2001
Term note payable to CIFC on Broadcast
Equipment,                                       -0-           291,000

Term note payable to Francis J Hart              -0-            16,900

Term note payable to Kasati                      -0-            60,000

Term note payable to Genesis Trust               -0-            30,000

Term note payable to Scott Printing
Corporation, due in monthly installments
Beginning December 1, 2000 of $1,250
For 4 months, $2,500 for 2 months with
Interest at 0.0%                              6,250              6,250

                                            -------            -------
                                          $   6,250          $ 404,150
                                            -------            -------
                                            -------            -------

On September 15, 2002 the Company abandoned its acquisition of KUAQ-LP, cancelling the related long term debt of $291,000.00

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

The Corporate Office of Golf Entertainment, Inc., is located at 100 East
Emma Street, Springdale, Arkansas 72764 and our telephone number is 479-751-2300. Our facsimile line is 479-751-2273. Our office hours are, 9:00 a.m. until 4:30 p.m., Monday through Friday, excepting national holidays.

General

On January 1, 2002, Golf Entertainment, Inc. resumed normal business operations at its offices in Alpharetta, Georgia and Springdale, Arkansas. Corporate headquarters were moved, during the months of January and February from Georgia to Arkansas. Sienna Broadvasting Corporation, formerly Golf Entertainment, Inc. and its subsidiaries Traditions Acquisition Corporation or "TAC"; LEC Leasing, Inc. or "LEC"; Superior Computer Systems, Inc. or "SCS"; Pacific Mountain Computer Products, Inc. or "PMCPI"; Atlantic Digital International, Inc. or "ADI"; LEC Distribution, Inc; TJ Computer Services, Inc) (collectively, the "Company" or "Golf") is currently in the business of television cablecasting and cable television advertising sales and production of video projects, including TV comercials. We are in the process of re-entering the equipment leasing market with a planned emphasis on broadcast television transmitter, production and peripheral equipment. Additionally, the Company is in the process of reactivating its former divisions with an eye to using them as vehicles for acquisitions. The Company has realigned its principal business focus and is now pursuing a marketing contract with a cable TV service in Northwest Arkansas.

Results of Operations

For the three months ended September 30, 2002, the Company had gross revenues of $28,958. The Company reported no operations revenues during 2001.

In fiscal 2001, the Company underwent a period of continuous operational losses. A refocus of the business within the field of television broadcast and production has tended to validate the new business model of the Company and yielded revenues. For the three months ended Sept. 30, 2002, the selling, general and administrative costs of the Company was $10,806. For three months ended September 30, 2001, the selling, general and administrative costs of the corporate headquarters were $1,139.

There was no interest expense during the reported period ending September 30, 2002. During the comparable period of 2001, interest expense was $3,891. Management continues to employ a cost control plan and reviews overhead expenses weekly in an effort to avoid incurring an operational deficit. Net income for the period ending September 30, 2002 was $14,013. During the same period in fiscal 2001, the Company reported a net income of $7,966.

Liquidity and Capital Resources

The Company has nominal cash on hand and has had no substantial access to cash. Management is endeavoring to establish nominal lines of bank credit. Additionally, the Company is now preparing a $5 million dollar private placement in order to finance acquisitions and expansion of its programming delivery. If fully subscribed, the private placement and the resulting anticipated revenue stream will be sufficient to fully fund company operations for the foreseeable future.

The Company presently has no bank lines of credit and no principal lender for operating capital, should any be required.

The Company's Business, Expansion and Future Plans

a.) Private Fundraising

Management has forecast the need for an initial fundraising of $5.0 million dollars in order to fulfill the business plan announced in the most recent Annual Report.

The Company is preparing a Regulation D, Rule 506, private offering to serve as the vehicle for the first round of fundraising. The private placement will result in a combination of equity securities (common stock) of the Company being placed along with a warrant. The net equivalent price per share offered is $0.55/share, with all proceeds being segregated into a separate project account, to be expended solely in accordance with the schedule described in the private placement memorandum. The Company is determining whether or not it can fulfill its core business plan goals as announced in the most recent Annual Report without necessarily incurring the capital needs attendant to that proposed plan. For reasons discussed below, the Company is delaying its options under Rule 506 until the capital markets stabilize, and, the Company can effect a recovery in the price for its publicly traded security issues.

The Company is also assessing the viability of conducting a $10 million dollar private placement offering in order to finance an internal "warehouse line" of credit to facilitate its re-entry into the leasing business.

b.) Acquisitions of TV Stations

During the third quarter, the Company abandoned its plans to acquire a low-power TV station in Springdale, Arkansas, KVAQ-LP, thereby reducing its assets and corresponding liabilities related to this transaction. Although the Company is reporting a loss of its equity in that transaction, it is also reporting substantial reduction of long-term debt (see below). To replace the profit center the LPTV station represented, the Company has entered into a market agreement with a Springdale, Arkansas based cable TV provider. Where the LPTV station afforded a single revenue source, the cable contract affords an immediate avenue of up to seven Spanish language TV channels. Presently, the Company has installed equipment for the first channel and has ordered equipment to program another five channels. Installation of the additional commercial insertion equipment is anticipated by December 31, 2002. The Company is now engaging in marketing operations under the cable TV contract described below.

Our pricing structure for ads on the cable system is slightly higher than we previously charged for airtime on KVAQ-LP. Our production charges to advertising clients remain relatively unchanged.

The Company has been allocated a dedicated channel by Ozark Wireless to continue its broadcast operations on. There is no charge associated with this allocation, although the cable system is entitled to receive 20% of the gross revenue from local commercials aired on the channel. We will utilize this allocation to continue transmission of the HTVN feed out of Fort Worth, Texas. The Company has completed the required engineering work necessary to establish a microwave studio-to-transmitter-link (STL) from our new studios to the cable TV transmission tower, and anticipates completion of that installation by the end of November, 2002. When the STL is established, we will resume live broadcast operations from our facilities.

Generally, in the near term, the Company has refocused its attention on cable television opportunities. We believe this affords us maximum short-term income potential. If we are successful in the cable TV marketing operations we may explore expansion of the operation to other cities in our target market. Additionally, as we explore alternatives to a capital-intensive expansion through new station build-outs, we are weighing the possibility of leased airtime in target markets rather than outright station ownership. As capital markets improve, the Company anticipates renewing its efforts to enter the regional market, all as outlined in our business plan filed in our FY-2001 Annual Report.

c.) FCC Licenses

We have prepared, with the exception of the final engineering data, license applications for twelve stations we will build during the expansion project.

In the interim, we are now actively exploring either leased airtime or entering into License Management Agreements (LMA's) in the target markets. Additionally, we are exploring the feasibility of providing our program material to various smaller tier cable systems via fiber optic links, thereby allowing for revenue generation in distant markets without significant capital investment.

d.) The Ozark Wireless Cable Contract

In September, 2002, we signed a one-year contract with Ozark Wireless Cable of Springdale Arkansas. This contract allows us the opportunity to exclusively market all advertising "avails" that Ozark Wireless receives from the various broadcasters it carries on its system, exclusive of local television broadcast stations. Our agreement requires us to remit 20% of the gross revenue of all conventional advertising spots to Ozark Wireless, and allows us to retain 80%. Presently, Ozark has completed the first step in its expansion from an 8-channel analog cable provider to a 100+ channel digital cable provider.

Ozark Wireless delivers its program content through an FCC licensed "multipoint microwave distribution system," or, "MMDS." Our agreement with Ozark also allows us to furnish it "repeaters" in its service area, 35-miles from the center of Springdale, Arkansas, in order to expand its coverage to the full extent of its license area. Ozark Wireless now offers over 20-channels of Hispanic language programming and will add additional channels in the next two quarters with a goal of establishing a base of 100~120 television channels and 20 music channels. As it expands its coverage, in the Northwest Arkansas market area, Ozark Wireless is expected to emerge as the dominant source of Spanish language TV programming, with 20-channels included in its single-tier pricing plan. The balance of its TV channel offerings are anticipated to be English language channels. The Company will be responsible for marketing all local ad insertions on the expanded system.

The digital expansion is facilitated as the result of emerging technologies related to digital signal compression. The Company anticipates that under the current terms of its contract with Ozark Wireless, it will be required to develop a much larger sales and production staff in order to adequately compete with Cox Communications, the only other cable TV provider in the Northwest Arkansas market area served by Ozark Wireless.

The Company is engaging in ongoing discussions with Ozark Wireless regarding a possible joint venture designed to facilitate the planned subscriber expansion plans of Ozark Wireless. In order to adequately compete, and, derive maximum adrevenue, it is in the best interest of the Company and its shareholders, in theopinion of management, to assist Ozark Wireless where feasible, in adding new digital subscribers.

Unlike a conventional "hard-wired" cable system, Ozark Wireless has no significant infrastructural build-out costs. Rather, the costs associated with adding subscribers lies in the area of adding microwave repeaters to the outer perimeter of the service area, and procuring customer required equipment such as a rooftop downconverter and a set-top digital tuner made by Motorola. The estimated costs of adding a new subscriber is approximately $330 per household, for a single set-top converter box installation. Any number of additional converter boxes maybe added in a household or multi-family housing unit in order to extend the number of physical TV sets that may receive and display signals from the system.

A MMDS is very much like a space-based satellite TV system, except that it can easily include local TV broadcast stations, and insert local commercials into the program mix.

The Company and Ozark Wireless deal at an arms length, other than the marketing contract described above. Neither company holds an equity interest in the other and the Company has no plans to acquire or attempt to acquire Ozark Wireless. The Company is actively exploring similar arrangements throughout smaller cable markets as either an adjunct or alternative to the capital intensive expansion plan involving construction or acquisition of broadcast TV stations.

As part of our plan to service the Ozark Wireless contract, we have reactivated our Atlantic Digital subsidiary.

e.) Staffing Issues

During the third quarter, the Company received the resignation of Michael F. Daniels as Chairman and CEO. Mr. Daniels did not express any disagreement nor did he request the filing of a Form 8-K for any reason related to his most recent departure from the Company. The Board of Directors is presently engaged in a search for a new CEO. Additionally, the Company is assessing candidates for outside directorships.

f.) Facility Relocation

During the third quarter we relocated to a facility in Springdale, Arkansas at 100 East Emma. The 13,000 square foot facility will allow the Company to develop new program options and better facilitate its operations.

g.) Technology Assessment

We are consulting with various computer equipment providers to determine the most cost effective means of inserting local commercial spots into various network television feeds. As DVD technology is improving, and, the costs of small personal computers continues to drop, we believe that the two technologies may result in significant savings to the Company as it develops turnkey or proprietary systems sufficient to insert, log and bill TV commercialinsertions.

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

j.) Risks Associated with Competition

In our current business model, we will be competing in the Northwest Arkansas market area with Cox Communications, which has a markedly larger subscriber base, larger advertising customer base and a larger marketing staff. Cox, a national company, is in a much better position to compete.

In that the Company and its cable TV partner have substantially less overhead and recurring monthly charges that Cox, we anticipate that our ad prices will be more affordable to entry level and established TV advertisers. Ozark Wireless' subscriber pricing plan, as understood by the Company, envisions providing more digital channels than Cox, in the near terms, at a price to the end-user which is about 50% less than Cox Communications presently charges. The Company therefore views the venture with Ozark Wireless as an excellent opportunity for potential growth. As Ozark Wireless expands its subscriber base, we anticipate there will be a greater demand for commercials on that system.

k.) Emerging And Current Special Risk Factors

As noted in our Form 8-K filing dated August 23, 2002, we face a difficult challenge in dealing with stock manipulators. During the previous quarter two such alleged manipulators, Carla Sue Hohenhouse and Daniel Johanning, filed a purported defamation suit against the Company and several of its staff. In their suit, they alleged "defamation," etc., as the result of the Company having filed criminal and civil complaints regarding those individuals (and others) with the Securities and Exchange Commission and various state and federal law enforcement agencies. Their suit was subsequently dismissed by the Court they initially filed it with, the United States District Court, Southern District of Georgia at Savannah.

As the Company noted in the 8-K filing, and as clearly articulated in the indictment of the defendants in United States v. Elgindy, et al., a classic tactic employed by stock manipulators is to co-opt, corrupt or manipulate public officers and/or agencies, and thereafter engage them to take adverse actions against a company they have targeted.

We cited, in our Form 8-K, what we termed an "Elgindy model" describing this type of activity by manipulators against the Company, and cited it as an emerging risk factor. We believe that these manipulators whom we have brought suit against are operating a classic "Elgindy" type operation against this and other like-situated companies. Other than obtaining their criminal prosecution and pursuing civil litigation, there is very little that a victim company such as this Company can do to negate or mitigate the effect of their activities.

l.) Loss of the KVAQ Acquisition

On September 15, 2002, the Company abandoned its acquisition of KVAQ-LP. As a result, it lost its estimated $400,000 equity in the transaction, and eliminated debt in the amount of $291,000. The Company is seeking and will seek civil recovery from third-parties to whom it attributes tortuous interference liability. The Company immediately switched its programming to Ozark Wireless Cable and commenced restructuring of operations to accommodate the changes related to the loss of the KVAQ acquisition, and inauguration of the marketing agreement with Ozark Wireless as outlined above.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been involved in legal proceedings from time to time arising out of the ordinary course of its prior business. Currently, there are no pending proceedings which are expected to have the potential for a material adverse effect on the Company, other than the matters disclosed immediately below.

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

The New Jersey judgment was a source of concern to the Company in that when we reported our previous quarters, we thought it could be made the subject of an execution proceeding whereby the entire assets of the Company were at risk. In exploring these issues, we notified each such state that we rejected entirely their assertion of claim, and we asked each claimant state to provide us with any evidence of tax owed. As of the filing of this report, no state agency referenced above has replied to any of our correspondence.

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

b.) Prior Litigation & Integrally Related Settlements

Beginning in March, 2002, we entered into discussions with The Genesis Trust regarding the adequacy of prior reporting when we learned the Company might have failed to report significant liabilities. We contacted our auditors and furnished them with all information we could locate regarding the sales tax issues; they felt no need to restate any prior financial information, given the totality of the circumstances. Our auditors at the Time, Goldstein Golub Kessler, LLP, advised us they did not view, based on a review of the totality of the circumstances, the matters related to the sales tax issues to be material.

Then, in late April, 2002, the Company learned that the State of Delaware was claiming approximately $400,000 in unpaid franchise taxes. We prepared and filed adequate franchise tax returns and annual reports for the periods required, and obtained relief from the Delaware claim. The final fees actually owed totaled less than $250.

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

The Company has subsequently moved the United States District Court to reopen this case in order to allow enforcement of the Judgment against entities that are presently non-parties to the litigation, but which are interfering with the settlement through actions taken under the color of law.

c.) RICO Litigation Against Alleged Stock Manipulators

The Company filed suit in June, 2002, in the United States District Court for the Western District of Arkansas at Fayetteville, case 02-5133 against several parties alleging violation of the Racketeer Influenced and Corrupt Organizations Act. The suit was amended on August 15, 2002, naming as defendants Carla Sue Hohenhouse, Scott H. Wilding, Mahmood Shahsavar, Leonard Mauck, Robert Kirk and several John Doe defendants. Subsequently, we identified Daniel Johanning of the Broward County, Florida as a John Doe defendant and served process on him. The amended complaint alleges that the defendants have committed acts of extortion and wire fraud in conjunction with a fraudulent scheme to injure the Company economically, and to facilitate "shorting" and manipulation of the market for the Company's stock. The Company continues to cooperate with state and federal law enforcement agencies to whom complaints have been made. The Company has also filed a complaint with the Office of the Inspector General of the United States Securities and Exchange Commission, Washington, D.C., following claims by defendant Kirk that he had received confidential information about the Company from what he has described in a public writing as a contact or source within the SEC. Kirk and the other defendants are sued for allegedly corrupting public officials and utilizing information derived from those corrupt sources which they have characterized as material, non-public information about the Company, in violation of Title 17, Code of Federal Regulations, Section 240.10b-5, as well a violations of the Hobbs act and the federal wire fraud statutes.

The Company is vigorously pursuing civil and criminal remedies against these defendants.

d.) The Arkansas Securities Department

In late October, 2002, following a novel and highly unusual public news release announcing a purported investigation of the Company and a settlor, The Genesis Trust, (in prior federal litigation) the Arkansas Securities Department (ASD) issued an ex parte "final order" which sought to unilaterally set aside the entire contents of a settlement filed of record in the United States District Court, Western District of Arkansas. That suit settled the claims of Genesis; our former CEO Ronald Farrell; and others. Although it is generally thought and accepted that a federal District Court has powers well beyond that of any one particular state agency, the ASD nonetheless issued its purported order in case S-02-011-02-F001.

When the Company first learned that the ASD had filed a purported "Order of Investigation," it immediately notified the National Association of Securities Dealers and the United States Securities and Exchange Commission. One aspect of what we termed as the "Elgindy" model is the active use of regulatory agencies by the perpetrators to injure or pressure the target company. We believe that in this instance there is sufficient documentary evidence linking the actions of the ASD to the activities of several of the RICO defendants sued by the Company as to establish a relationship between the ASD events and the RICO defendants.

We view the involvement of the ASD as being an aspect of the RICO enterprise complained of in the previously cited federal litigation we have instituted. Following the initial issuance of its purported order, and for an as yet unexplained reason, the ASD elected to issue an amended ex parte order.

That event followed our complaints to federal agencies regarding conduct of staff at the ASD. The statutory remedy in Arkansas for ignoring an order of the ASD is for it to file an adversary suit in the Circuit Court of Pulaski County, Arkansas and ask a Court to enforce the order(s) of the ASD. This has never been done by the ASD. Such an adversary proceeding by the ASD would afford the Company to immediately remove the litigation to a U.S. District Court.

In October, 2002, the Company elected to exhaust all available "administrative remedies" in order to ripen the issues with the ASD for litigation. The result of the attempt to resolve the issues administratively, of course, was that the ASD merely repeated its previous orders. The Company has asked the United States District Court, Western District of Arkansas to reopen the Genesis litigation in order to obtain more specific relief that will resolve in favor of the Company, and the settlor Genesis, all issues related to the ASD proceedings. If reopened, the Company will seek to join the ASD and the State of Arkansas as third-party defendants and recover damages for what the Company views as outrageous and unconscionable conduct on the part of the ASD. While embarrassing, noisy and inconvenient, the Company does not view the ASD proceedings as material; they affect only one shareholder and the Company views the purported order of the ASD as being in direct and contumacious conflict with an Order of a United States District Court, to which the ASD, at best is an "inferior tribunal."

The Company feels it important to note that at no time material to the actions taken by the Arkansas Securities Department has any neutral or detached magistrate ever been reviewed nor has the Company had what it considers a meaningful opportunity to be heard in any appropriate forum regarding the unilateral actions taken by the ASD. The Company intends to vigorously pursue all remedies available to it in this regard.

e.) The Securities and Exchange Commission

The Company has maintained regular contact with SEC staff at a regional level regarding events related to the civil RICO litigation described above. Despite public statements to the contrary attributable to several alleged stock manipulators, the Company has not been notified by the Securities Exchange Commission that it or any employee, officer or director is the subject of any investigation or proceeding, either formal or informal.

Item 2. Changes in Securities

During the third quarter, 2002, we increased the number of authorized shares to 100,000,000 shares of common stock. This partially reverses the effects of a series of "reverse splits" undertaken in the late 1990's by prior management that were designed to try to keep the minimum bid price high enough to allow the Company to remain on the NASDAQ small-cap listings. Additionally, the Company finalized its name change in the state of Delaware from Golf Entertainment, Inc., to Sienna Broadcasting Corporation. The Company is now in the process of accomplishing NASD ticker symbol changes, reprinting of stock certificates, etc. A Form 8-K will be filed when the NASD reflects the name change in its records and assigns new ticker symbols.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

No natters were submitted for shareholder approval in this reporting period.

Item 5. Other Information & Subsequent Events

The Company has been notified by the National Association of Securities Dealers that it is considered to be an issuer which would be affected by the phasing out of the NASD "OTCBB" trading system in fiscal 2003 in lieu of a new listing service, the "BBX," or, Bulletin Board Exchange. The Company has reviewed the criteria for listing on this new NASD system and believes that currently meets or will meet the new criteria for independent directors, shareholder communication, independent audit committee, etc. The Company intends to apply for BBX listing when the NASD commences accepting applications. The Company will incur additional annual expenses, however, as a result of listing fees. The Company filed amended articles of incorporation, amending its name and authorized number of shares, during the third quarter of 2002. The Company previously announced issuance of gratuity shares in its LEC Leasing, Inc., division. The Company anticipated a payment (share certificate delivery) date in early September, 2002. In order to process fulfillment, the Company is required to obtain a CUSIP number for the physical certificate and the issue generally. In order to obtain a CUSIP number, the Company had to first apply for a "144A Portal" number from the NASD. That number, applied for in August, 2002, has not yet been received. Once the required issue numbers assigned, however, the distribution of the shares will commence immediately. The Company is diligently pursuing all required filings and clearances necessary to effect the share distribution on a timely basis.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K On August 23, 2002, the Company filed a Form 8-K noting new and emerging risk factors related to the operation of a criminal enterprise and scheme affecting the market price of the securities of the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GOLF ENTERTAINMENT, INC.
                                    (Registrant)


Date: November 15, 2002                /s/ Jim Bolt
                                    ------------------------------------
                                    Jim Bolt
                                    Chief Operating Officer
                                    (Principal Executive Officer)



Date: November 15, 2002                  /s/ Jim Bolt
                                    ------------------------------------
                                    Jim Bolt, COO
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)